Form 10-Q
period 1997-09-30
BOLIVIAN POWER CO LTD/DE
filed 1999-01-08
CIK 225111

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                       OR
         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ___________ to ____________

                         Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. --
                         BOLIVIAN POWER COMPANY LIMITED
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nova Scotia                      13-2691133
        ----------------------------  ---------------------------------
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)         Identification No.)

                            Av. Hernando Siles 5635
                            Obrajes, La Paz, Bolivia
        ----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                             (Bolivia) 591-2-782474
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
        ----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      X        NO
         -----------     -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 10, 1997, there were 4,202,575 outstanding shares.

                               TABLE OF CONTENTS

Part I - Financial Information                             Page
------------------------------                             ----
Item 1.  Financial Statements

     Consolidated Balance Sheets - September 30, 1997
          (unaudited) and December 31, 1996                   3

     Consolidated Statements of Income - Three and Nine
          Months Ended September 30, 1997 and
          1996 (unaudited)                                    4

     Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and
          1996 (unaudited)                                    5

     Notes to Interim Consolidated Financial
          Statements (unaudited)                              6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          7

Part II - Other Information
---------------------------

Item 2.  Changes in Securities                               14

Item 6.  Exhibits and Reports on Form 8-K                    14

                           -------------------------

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                               (in U.S. Dollars)
                   (amounts in thousands, except share data)
                                  (Unaudited)
                                   ---------

                                            Sept. 30, 1997       Dec. 31, 1996
                                            --------------       -------------

                                    ASSETS
Utility plant
   In service
   Production                                     $ 78,799            $ 60,082
   Transmission                                      9,824               9,328
   Construction work in progress                    48,811              41,644
   General Property                                  4,937               4,893
                                            --------------       -------------
                                                   142,371             115,947
   Less accumulated depreciation                    39,067              36,770
                                            --------------       -------------
Net utility plant                                  103,304              79,177
                                            --------------       -------------
Current assets
   Cash and cash equivalents                           240               3,024
 Temporary investments at fair market               13,433              57,028
   value (includes restricted collateral
   deposits of $6,246 in
   1997 and $10,435 in 1996)
 Accounts receivable, net                            7,216               7,471
 Materials and supplies                              2,442               3,979
 Prepaid expenses                                    1,206               1,048
                                            --------------       -------------
Total current assets                                24,537              72,550
                                            --------------       -------------
Other assets                                         4,812               2,034
                                            --------------       -------------
                                                  $132,653            $153,761
                                            ==============       =============

                     SHAREHOLDERS' EQUITY AND LIABILITIES
Shareholders' equity
 Common shares, without par value                 $ 55,247            $ 55,247
 (13,066,803 authorized 4,202,575 issued
 and outstanding)
 Additional Capital                                 14,493              14,493
 Unrealized loss on temporary                          (94)               (173)
   investments
 Earnings reinvested                                40,165              56,340
                                            --------------       -------------
Total shareholders' equity                         109,811             125,907
                                            --------------       -------------
Provision for severance indemnities                  3,396               3,126
Long-term debt                                       9,263              11,910
                                                    12,659              15,036
                                            --------------       -------------
Current liabilities
 Accounts payable                                    4,484               5,851
 Current portion of long term debt                   2,647               1,323
 Other liabilities
   Taxes on income                                   1,668               4,943
   Other taxes                                       1,179                 473
   Other                                               205                 228
                                            --------------       -------------
Total current liabilities                           10,183              12,818
                                            --------------       -------------
Contingencies and commitments                            -                   -
                                            --------------       -------------
Total Shareholders' Equity and Liabilities        $132,653            $153,761
                                            ==============       =============

      See accompanying notes to interim consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

         Three Months and Nine Months Ended September 30, 1997 and 1996

                               (in U.S. Dollars)

            (amounts in thousands, except share and per share data)

                                  (Unaudited)
                                   ---------


                                             THREE MONTHS ENDED SEPT. 30                 NINE MONTHS ENDED SEPT. 30
                                                1997             1996                       1997            1997
                                             ------------  -------------                 ------------  ------------

Operating revenues                            $    4,674     $    4,003                  $  15,850     $   15,136
                                             ------------  -------------                 ------------  ------------
Operating expenses
        Operations                                 2,320          2,642                      7,428          9,215
        Maintenance                                  366            238                      1,256          1,024
        Depreciation                                 816            735                      2,423          2,244
        Taxes                                        170            145                        578            579
        Stock options compensation                     -          1,372                          -          2,105
                                             ------------  -------------                 ------------  ------------
Total operating expenses                           3,672          5,132                     11,685         15,167
                                             ------------  -------------                 ------------  ------------

Operating income (loss)                            1,002         (1,129)                     4,165            (31)
                                             ------------  -------------                 ------------  ------------
Other income
        Sale of distribution                           -            (15)                         -         16,369
         subsidiaries
        Interest capitalized                         760            425                      1,994            973
        Other, principally                           279            801                      1,617          3,624
                                             ------------  -------------                 ------------  ------------
  interest income
Total other income                                 1,039          1,211                      3,611         20,966
                                             ------------  -------------                 ------------  ------------
Income before interest                                               82                      7,776         20,935
   and tax                                         2,041
Interest charges                                     360            378                      1,097          1,168
                                             ------------  -------------                 ------------  ------------
Income (loss) before taxes                         1,681           (296)                     6,679         19,767
Tax provision                                        416            157                      1,841          3,836
                                             ------------  -------------                 ------------  ------------
Net income (loss)                             $    1,265     $    (453)                  $   4,838     $   15,931
                                             ===========   =============                 ============  ============
Average common shares
outstanding                                    4,202,575      4,202,127                  4,202,575      4,201,278
                                             ===========   =============                 ============  ============

Earnings (loss) per common share                    $.30          $(.11)                 $    1.15     $     3.79
                                             ===========   =============                 ============  ============
 Dividends per common share                   $        -    $       .20                  $    5.00     $      .60
                                             ===========   =============                 ============  ============


      See accompanying notes to interim consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1997 and 1996

                               (In U.S. Dollars)

                             (amounts in thousands)

                                  (Unaudited)
                                   ---------

                  -------------------------------------------

                                                                    NINE MONTHS ENDED
                                                          SEPT. 30, 1997         SEPT. 30, 1996
                                                    -----------------------------------------------
Cash flows from operating activities
  Net income                                               $  4,838                $ 15,931
  Adjustments to reconcile net income to
  cash provided by (used in) operating
  activities
  Profit on sale of subsidiaries (net                             -                 (13,474)
   of tax charge $2,895)
  Depreciation                                                2,423                   2,244
  Provision for indemnities                                     491                     435
  Interest capitalized                                       (1,994)                   (973)
  Stock options compensation                                                          2,105
  Other - Net                                                (2,698)                   (875)
  Decrease (Increase) in accounts receivable                    255                  (4,013)
  Decrease - (Increase) in materials and supplies             1,537                  (1,361)
  (Increase) Decrease in prepaid expenses                      (158)                    258
  (Decrease) in accounts payable                             (1,367)                 (2,741)
  (Decrease) in taxes payable                                (2,569)                 (1,958)
  (Decrease) - Increase in other liabilities                    (23)                     64
  Indemnities paid                                             (221)                 (1,908)
                                                    -----------------------  --------------------
     Net cash provided
     by (used in) operating activities                          514                  (6,266)
                                                    -----------------------  --------------------
  Cash flows from (used in) investing activities
     Utility plant additions                                (25,400)                (15,762)
     Cash received from disposal of subsidiaries,
      net of cash disposed                                                           58,231
  Net Decrease (Increase) in temporary
   investments                                               43,595                 (37,734)
  Other-net                                                     843                     212
                                                    -----------------------  --------------------
  Net cash provided by investing
  activities                                                 19,038                   4,947
                                                    -----------------------  --------------------
  Cash flows from (used in) financing activities
     Payment of long-term debt                               (1,323)
     Payment of dividends                                   (21,013)                 (2,521)
                                                    -----------------------  --------------------
     Net cash (used in)
     financing activities                                   (22,336)                 (2,521)
                                                    -----------------------  --------------------
  Net (Decrease) in cash and cash equivalents                (2,784)                 (3,840)
  Cash and cash equivalents at beginning of period            3,024                   8,137
                                                    -----------------------  --------------------
  Cash and carry equivalents at end of period              $    240                $  4,297
                                                    =======================  ====================
  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest (net of amount capitalized)                  $   (897)               $   (195)
     Income tax                                            $  4,372                $  3,776

      See accompanying notes to interim consolidated financial statements.

                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                         BOLIVIAN POWER COMPANY LIMITED
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               (in U.S. Dollars)
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

1. The unaudited Interim Consolidated Financial Statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Consolidated Financial Statements (including the summary of significant accounting policies) included in the Company's audited Consolidated Financial Statements for the year ended December 31, 1996, which are included in the Company's Form 10-K for such year (the "1996 10-K").
Results of operations for interim periods are not necessarily indicative of annual results of operations. The Consolidated Balance Sheet at December 31, 1996 was extracted from the audited annual financial statements in the 1996 10-K and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2. In December 1996, NRG Energy Inc. and Nordic Power Invest A.B., together through TOSLI Investments B.V. ("TOSLI"), a Netherlands limited liability company, purchased 96.6% of the Company's common stock, pursuant to a cash tender offer for all the outstanding shares of the Company at $43.00 per share. The offer expired on December 18, 1996 and promptly thereafter TOSLI purchased all of the shares that had been validly tendered and not withdrawn. As a result, TOSLI acquired and now owns 4,060,732 or 96.6% of the Company's outstanding shares.

3. The consolidated statement of income at September 30, 1996 includes a gain of $16,369 arising from the sale of the sale of the Company's former subsidiaries, Electricidad de La Paz S.A., Empresa de Luz y Fuerza Electrica de Oruro S.A. and Compania Administradora de Empresas, to Iberdrola Investimentos Sociedade Unipessoal, a Spanish electric utility, for an aggregate cash price of $65,813. The sale of these subsidiaries was made in order to comply with the Bolivian Electricity Law which was enacted in December 1994.

The after tax gain on the sale of the Company's distribution subsidiaries was approximately $13,474, which had an effect on earnings per Common Share of approximately $3.21.

4. As a result of the granting of options by Liberty Power/Cogentrix Bolivia, Inc. -which owned 719,206 shares or 17.1% of the outstanding Common Stock of the Company at September 30, 1996 - to three executive officers ("the Officers") of the Company to purchase 431,532 shares owned by Liberty Power/Cogentrix Bolivia, Inc., the Company recorded a charge to income of $1,372 or $.33 per share and $2,105 or $.50 per share for the three and nine month periods ended September 30, 1996. These charges are nonrecurring, as in December 1996, pursuant to the change of control of the Company - see note 2 above - the agreement for the granting of stock options to the Officers was terminated as of December 18, 1996.

 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 ------        CONDITION AND RESULTS OF OPERATIONS
                         (in US Dollars)

The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1996 10-K.

CHANGE OF CONTROL

In December 1996, wholly-owned subsidiaries of NRG Energy Inc. and Nordic Power Invest A.B., together through TOSLI Investment B.V. ("TOSLI"), a Netherlands limited liability company, purchased 96.6% of the Company's common stock, pursuant to a cash tender offer for all the outstanding shares of the Company at $43.00 per share.

The offer expired on December 18, 1996 and promptly thereafter TOSLI purchased all of the shares that had been validly tendered and not withdrawn. As a result, TOSLI acquired and now owns 4,060,732 or 96.6% of the Company's outstanding shares.

GENERAL

The Company operates its electric generation business under a 40-year concession (the "Concession") from the Bolivian Government which was granted in 1990 and subsequently amended in December 1994 and March 1995.

In December 1994, a new Electricity Law was enacted which required the Company to separate its generation, transmission and distribution activities. In order to comply with the new Electricity Law the Company formed a new subsidiary, Electricidad de La Paz S.A. ("ELECTROPAZ"), which held the Company's La Paz Division distribution assets and which was divested, together with two other Company subsidiaries, Empresa de Luz y Fuerza Electrica de Oruro S.A ("ELF") and Compania Administradora de Empresas ("CADE"), on January 11, 1996. See "Sale of Distribution Subsidiaries" below.

On February 2, 1995, a 40 year distribution concession (the "Distribution Concession") for the cities of La Paz and El Alto and surrounding areas was granted to the Company by a Supreme Resolution of the Bolivian Government. Pursuant to the provisions of the Distribution Concession, the Company transferred the Distribution Concession to ELECTROPAZ in December 1995.

The Company has entered into an Electricity Supply Contract with ELECTROPAZ dated June 6, 1995 which, as amended, provides that the Company shall sell to ELECTROPAZ, and ELECTROPAZ shall purchase from the Company, all of the electricity that the Company can supply, up to the maximum amount of the electricity required by ELECTROPAZ to supply the requirements of its concession area. The Electricity Supply Contract expires in December, 2008.

The Company also sells power on a wholesale basis to ELF, which distributes electricity to the city of Oruro and surrounding areas. On January 10, 1996, the then Government regulatory board, Direccion Nacional de Electricidad, granted ELF a 40-year concession for the distribution of electricity in the City of Oruro. On February 26, 1996 the Company and ELF entered into a long-term Electricity Supply Contract on terms substantially similar to the Electricity Supply Contract between the Company and ELECTROPAZ.

SALE OF DISTRIBUTION SUBSIDIARIES

In order to comply with the new Electricity Law, on December 15, 1995 the Company entered into a Stock Purchase Agreement (the "Agreement") with lberdrola Investimentos Sociedade Unipessoal L.D.A., a Portuguese company ("Iberdrola"), which is a subsidiary of lberdrola S.A., a Spanish electric utility, providing for the sale to lberdrola of three of the Company's subsidiaries - ELECTROPAZ, ELF and CADE - for an aggregate cash price of $65.3 million (the "Purchase Price"). The closing of the Agreement was held on January 11, 1996.

On the closing date, lberdrola paid to the Company $57.5 million in cash and deposited $7.8 million in a escrow account pending the satisfaction of certain conditions. Of the $7.8 million deposited in escrow, $6 million and $1.4 million respectively were released to the Company in February and July 1996. The remaining $0.4 million will be released to the Company upon resolution of certain outstanding issues.

In accordance with the Agreement an adjustment of $513,000 subsequently was agreed to between the Company and lberdrola to reflect changes in the book value of ELECTROPAZ and ELF, resulting in an increase in the Purchase Price from $65.3 million to $65.8 million.

EXPANSION AND MODERNIZATION PROJECTS

Under the terms of the Concession, the Company is obligated to expand its hydroelectric generating capacity in the Zongo Valley. This expansion consists of adding generation facilities, modernizing existing facilities and constructing transmission lines to transmit the increased generation capacity as required by the Concession (the "Zongo Project"). The Zongo Project is expected to add 65.6 MW to the Company's generating capacity, and is expected to be completed in early 1999. Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company is reviewing this study and it anticipates that in 1997 or early 1998 it will make a decision as to whether or not it should proceed with the Miguillas Expansion.

FINANCING EXPANSION AND MODERNIZATION PROJECTS

Based on revised and updated projections, which include the settlement of certain claims from contractors and the redesign of civil works, the Company estimates that from 1997 through 1999 approximately $76 million will be required for construction of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that during the next three years it will be required to spend approximately $58 million to complete the Zongo Project generation facilities, $12 million to complete the Zongo Project transmission facilities, and approximately $6 million on its regular capital expenditure program. The total cost of the Zongo Project, including expenditures through September 30, 1997 of $64.6 million, is estimated to be $109 million ($93 million for generation facilities and $16 million for transmission facilities). The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. On August 13, 1997 the Company entered into a credit agreement (the "Credit Agreement") with Corporation Andina de Fomento ("CAF") providing for borrowings of up to $75 million for the construction of the Zongo Project. The Credit Agreement, among other things, contains restrictions on dividends and requires the Company to maintain certain financial ratios. See Part II, Item 2 - "Changes in Securities." During 1996 and the first nine months of 1997, the Company expended $25.5 million and $25.9 million, respectively, on the Zongo Project. The capital requirements discussed above do not include possible funding requirements of the Miguillas Expansion referred to above.

RATE SETTING

The Company's revenue and expenses are affected by the rate setting process which is conducted by the Superintendency of Electricity.

For a period of seven years from and after December 21, 1994 when the new Electricity Law was enacted, the Company's rates will be set in accordance with the provisions of the old Electricity Code. Thereafter, for a period of seven years, the Company will be entitled to the 9% rate of return provided under the old Electricity Code or, at its option, to the marginal cost pricing system established by the new Electricity Law. From and after 14 years, the Company shall be subject to the marginal cost pricing system under the new Electricity Law. The new Electricity Law provides that rates will be determined on an unregulated, competitive marginal cost basis, similar to Argentina, Chile and the United Kingdom, rather than the present regulated rate of return basis.

The old Electricity Code provides that the Company will be granted rates sufficient to provide an annual return of 9% on its Rate Base (approximately the depreciated book value of the Company's utility, plant and equipment plus an allowance for materials not exceeding 3% of tangible assets and an allowance for working capital of 12.5% of gross revenue) and provides for the adjustment of rates to compensate the Company for any shortfall or to recapture any excess in the Company's actual rate of return during the previous year in subsequent rate adjustments.

Until the Company's distribution activities were divested in January 1996, the Company applied for periodic adjustment in its distribution rates in order to provide for an annual return of 9% on its Rate Base. In December 1995, when it was apparent that the Company would no longer be engaged in the distribution of electricity, the Company applied for new generation rates and in February 1996 the Superintendency of Electricity granted this request, effective retroactively to January 1, 1996, with the understanding that the Company could subsequently apply for an adjustment to its generation rates sufficient to provide the permitted 9% annual rate of return on its Rate Base. Accordingly, in April 1996, the Company applied to the Superintendency of Electricity for a 22.5% increase in the generation rates which had been approved in February 1996. In July 1996, the Superintendency of Electricity advised the Company that certain of its claimed expenses had been disallowed and that the Company would not be granted any further rate increases in 1996. With a view to establishing the criteria which will govern the Company's future requests for rate adjustments, on October 30, 1996 the Company presented to the Superintendency of Electricity the Company's analysis of what likely will be the required rate adjustments during the period 1996 through 2001.

On February 5, 1997, the Superintendency of Electricity issued a Resolution granting the Company an 18.2% rate increase as from February 1, 1997, 21.3% in 1999 and 19.5% in 2000. The Resolution also provides for annual reviews in order to correct any shortfall or excess in the Company's actual rate of return during the period 1997 through 2001. Pursuant to such annual reviews, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate study for the period 1998 through 2002. The Company, at this time, cannot predict the outcome or the results of the review to be performed by the Superintendency.

The Company's rates are indexed to the U.S. dollar so that they are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Boliviano and the U.S. dollar, thereby mitigating the effect of fluctuations in the exchange rate. The Company is also entitled to include in its rates an amount equal to the excess of the rate of interest paid over 6% on any financing approved by the regulatory authority.

RESULTS OF OPERATIONS

Nine months ended September 30, 1997 as compared to Nine months ended September 30, 1996

Sales in the nine months of 1997 were 610,346 MWh, a reduction of 1.3% when compared to MWh sales in the first nine months of 1996. This reduction is partially due to the fact that in the first six months of 1996 the Company was still engaged in the distribution activity in the Company's former Oruro division, providing service principally to certain mining customers and towns. MWh sales to these retail consumers totaled 28,658 MWh in the first six months of 1996. The MWh sales reduction is however, partially offset by an overall increase in 1997 of approximately 3.4% in MWh sales to its two major customers, ELECTROPAZ and ELF. This sales increase is due to increased generation because of an unexpectedly high level of water availability in the first five months of 1997.

Operating revenue - excluding revenue derived from sales to retail customers in the Oruro division in 1996 - increased by 17% in 1997 when compared to 1996. This increase is principally due to the rate increase granted to the Company in February 1997.

Operating expenses in the first nine months of 1997 decreased by 23% from 1996 principally due to the fact that the Company no longer purchases bulk power to supply retail customers in the Oruro Division. As from July 1, 1996 the Company transferred its customers in the Oruro Division to its former subsidiary ELF, and therefore discontinued its purchases of bulk power in the Oruro Division. In 1996 the cost of power purchased amounted to $1,516,000. In addition, in the first nine months of 1996 the Company charged $2,105,000 to income in relation to stock options compensation to certain officers of the Company (see note 4 above in Notes to Interim Consolidated Financial Statements). This charge is a non-recurring expense as in December 1996 the agreement for the granting of stock options to such officers was terminated.

Interest capitalized during construction increased in 1997 due to the continuous increase of the balance of work in progress. Interest is currently being capitalized and allocated to work in progress at rates permitted in the Bolivian Electricity Code.

Interest income decreased in 1997 as the balance of temporary investments decreased principally due to expenditure for the Zongo expansion, a special dividend declared in January 1997 and other extraordinary expenses which were incurred in the last quarter of 1996.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The tax charge for 1996 includes a charge of $2,895,000 on the profit arising from the sale of the Company's distribution subsidiaries. The effective tax rate of 27.6% in the first nine months of 1997 differs from the abovementioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes.

Net income in the first nine months of 1997 was $4,838,000 or $1.15 per common share compared to net income of $15,931,000 or $3.79 per common share for 1996. Net income for the first nine months of 1996 includes a gain of $13,489,000 (net of income tax amounting to $2,895,000), or $3.21 per common share, relating to the gain arising from the sale of the Company's distribution subsidiaries in January 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED
-----------------------------------------------------------------------
SEPTEMBER 30, 1996
------------------

Sales in the third quarter of 1997 were 150,104 MWh, as compared to sales of 149,820 MWh in the third quarter of 1996. Operating revenue increased by 16.8% in 1997 when compared to 1996. This increase is principally due to the rate increase which was granted to the Company in February 1997.

Operating expenses in the third quarter of 1997 decreased by 28.4% from 1996 principally due to the fact that in the third quarter of 1996 the Company charged $1,372,000 to income in relation to stock options compensation to certain officers of the Company (see note 4 above in Notes to Interim Consolidated Financial Statements).

Interest capitalized during construction increased in the third quarter of 1997 due to the continuous increase of the balance of work in progress relating to the Zongo expansion. Interest is currently being capitalized and allocated to work in progress at rates permitted in the Bolivian Electricity Code.

Interest income decreased in the third quarter of 1997 as the balance of temporary investments decreased principally due to expenditure for the Zongo expansion, a special dividend declared in January 1997 and other extraordinary expenses which were incurred in the last quarter of 1996.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 24.7% in the second quarter of 1997 differs from the abovementioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes.

Net income in the third quarter of 1997 was $1,265,000 or $.30 per common share compared to a net loss of $453,000 or $.11 per common share for 1996.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 1997 and 1996, the Company incurred capital expenditures of $25,400,000 and $15,762,000 respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project and to routine replacement and upgrading of equipment and existing facilities. The Company funded these expenditures from internally generated funds and from proceeds received from the sale of its distribution subsidiaries, as explained below.

At September 30, 1997 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $7 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

In January 1996, the Company received $57.5 million of the aggregate purchase price of $65.3 million for the Company's three subsidiaries, ELECTROPAZ, ELF and CADE. See "Sale of Distribution Subsidiaries" above. The balance of the purchase price, $7.8 million, was deposited in an escrow account pending the satisfaction of certain conditions. In February and July 1996, $6 million and $1.4 million of the amount deposited in escrow was released to the Company. Subsequently, the Company and Iberdrola agreed to an additional $513,000 as an adjustment to the purchase price which was paid to the Company in December 1996.

The Company estimates that from 1997 through 1999 approximately $76 million will be required for construction of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that during the next three years it will be required to spend approximately $58 million to complete the Zongo Project generation facilities, $12 million to complete the Zongo Project transmission facilities and approximately $6 million on its regular capital expenditure program. The total cost of the Zongo Project, including expenditures through September 30, 1997 of $64.6 million, is estimated to be $109 million ($93 million for generation facilities and $16 million for transmission facilities).

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. On August 13, 1997 the Company entered into a Credit Agreement with CAF providing for borrowings of up to $75 million for the construction of the Zongo Project. The Credit Agreement, among other things, contains restrictions on dividends and requires the Company to maintain certain financial ratios. See Part II, Item 2 - "Changes in Securities".

On September 1, 1997 the Company paid $1,323,357 to CAF which constituted the first installment of the repayment of principal under the loan for the installation of the gas turbine in El Kenko.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 7.6% in 1996 and 3.05% in the first nine months of 1997. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 2.  Changes in Securities
------   ---------------------

On August 13, 1997 the Company entered into a Credit Agreement with CAF, pursuant to which the Company may borrow from CAF, subject to the terms and conditions set forth therein, up to an aggregate principal amount of seventy-five million United States dollars (the "Loan"). Under the Credit Agreement, the Company is prohibited from declaring or paying any dividend or making any distribution on its share capital, or purchasing, redeeming or otherwise acquiring any shares of capital stock of the Company or any option over the same, unless either (A) it is a special dividend (a "Special Dividend") declared by the Company's board of directors and paid by the Company in 1997 and after August 13, 1997 at such time as no Event of Default (as defined in the Credit Agreement) shall have occurred and be continuing, in an amount not in excess of $35,000,000 or (B) (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the Loan Documents (as defined in the Credit Agreement), (ii) after making such payment or distribution, the Company is in compliance with certain financial ratios described below, (iii) the Debt Service Coverage Ratio (as defined in the Credit Agreement) for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a Default (as defined in the Credit Agreement) or Event of Default has not occurred and is not continuing; provided that the Company may, at any time that no Default or Event of Default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance (as defined in the Credit Agreement).

The Credit Agreement imposes on the Company the following obligations, among others: (1) not to allow the Leverage Ratio (as defined in the Credit Agreement) to exceed

0.60/1; (2) to maintain a Tangible Net Worth (as defined in the Credit Agreement) of at least $65,000,000 or, except as may result from payment of the Special Dividend, allow a cumulative reduction of Tangible Net Worth (as defined in the Credit Agreement) in excess of 15% over any period of four consecutive fiscal quarters; (3) to maintain a Current Ratio (as defined in the Credit Agreement) of at least 1.00/1; and (4) not to allow the Collateral Value Ratio (as defined in the Credit Agreement) to fall below 1.25/1 at any time.

Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

       (a) No exhibit is filed with this report.
       (b) The Company filed a report on Form 8-K dated August 13, 1997 to report under Item 2 that the Company entered into a Credit Agreement with CAF.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Compania Bolivian de Energia
                              E1ectricia S.A. - Bolivian
                              Power Company Limited

                              --------------------------------------------------

                              /s/ ROLAND C. GIBSON
                              --------------------------------------------------
                                  ROLAND C. GIBSON
                              Vice President - Finance
                              Authorized Signatory

DATE:   November 13, 1997