Form 10-K
period 1997-12-31
BOLIVIAN POWER CO LTD/DE
filed 1999-01-08
CIK 225111

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM            TO
  COMMISSION FILE NUMBER 1-12554

               COMPANIA BOLIVIANA DE ENERGIA ELECTRICA, S.A.--
                        BOLIVIAN POWER COMPANY LIMITED
 -----------------------------------------------------------------------------
          (Exact Name of the Registrant as Specified in its Charter)


         NOVA SCOTIA                                     13-2691133
 -------------------------------                    --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                            Av. Hernando Siles 5635
                            Obrajes, La Paz-Bolivia
-------------------------------------------------------------------------------
              (Address of principal executive offices)(zip code)

             Registrant's telephone numbers, including area codes:

                            (Bolivia) 591-2-782474
              --------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
       Title of each class      Name of each exchange on which registered
             None                         Not applicable

           Securities registered pursuant to section 12(g) of the Act:
                          Common Shares, No Par Value
                          ---------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES   X   NO
                -----    -----

The Registrant's Common Stock was delisted from the New York Stock Exchange on December 19, 1996. At that time, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $6,100,000. Since then, there has been no established active trading market for the Registrant's Common Stock. However, after adjusting the December 19, 1996 closing price by deducting the special dividends paid by the Registrant in January 1997 and January 1998, the Registrant estimates that the aggregate market value of the Registrant's Common Stock held by non-affiliates on March 20, 1998 was approximately $4,250,000.

As of March 20, 1998, there were 4,202,575 outstanding shares of the Registrant's Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the Company's June 4, 1998 Ordinary General Meeting of Shareholders, are incorporated by reference into Part III of this Form 10-K.

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA, S.A.--
                         BOLIVIAN POWER COMPANY LIMITED
                                (THE "COMPANY")


                                     PART I

ITEM 1. BUSINESS

Introduction

The Company was incorporated in 1925 under the laws of Nova Scotia, Canada. The Company generates electricity in Bolivia from 14 hydroelectric power stations and one thermal facility. In 1997, electricity generated by the Company represented approximately 28% of all electricity generated in Bolivia. As of December 31, 1997, the Company's maximum generating capacity was 172.4 megawatts ("MW"). In February 1998, the Company's generation capacity increased by 12.7 MW when the expansion of the Cuticucho plant (see Expansion and Modernization Projects below) entered into service. The Company was also engaged in the distribution of electricity in Bolivia until January 1996, when the Company sold its distribution assets in order to comply with Bolivia's new Electricity Law. Since that time, the Company has been engaged in the generation of electricity and in the transmission and sale of its generated power primarily to Electricidad de La Paz S.A. ("Electropaz") and Empresa de Luz y Fuerza Electrica de Oruro, S.A. ("ELF"), two former subsidiaries of the Company which are now independently owned. Electropaz distributes electricity to the cities of La Paz and El Alto and surrounding areas and ELF distributes electricity to the City of Oruro and to the customers of the Company's former Oruro division. According to the 1992 census, the metropolitan areas of La Paz and El Alto had a population of approximately 1.1. million and the metropolitan area of Oruro had a population of approximately 180,000. In addition to its former distribution activities, during 1995 the Company also was engaged in the manufacturing of concrete utility poles through its former subsidiary, Compania Administradora de Empresas ("CADE"), which was also sold in January 1996. See "Restructuring of the Bolivian Electric Industry," "Continuing Operations," and "Former Distribution Activities," below.

The Company intends to build new electric generating facilities in Bolivia. In addition, the Company will consider developing, owning and operating electric generation projects within Bolivia for the export of electricity to the neighboring electricity markets of Argentina, Brazil, Chile and Peru. It also will consider investments in electric generation projects or other energy-related investment opportunities within those countries and throughout Latin America.

As described below under "Expansion and Modernization Projects," the Company is in the process of expanding by approximately 65 MW its major hydroelectric facilities in the Zongo Valley. During 1997, the Company completed construction of its 9.6 MW Tiquimani generation facility and completed the expansion of the Zongo and Santa Rosa facilities by 6.7 MW and 3 MW respectively. In addition, in February 1998 the Company completed the 12.7 MW expansion of the Cuticucho plant. Upon the expected completion of the Zongo Project in mid 1999 the Company's total generating capacity of 217 MW will represent approximately 27% of all capacity owned by the four major generators in Bolivia, making the Company the largest hydroelectric generator in Bolivia and the second largest generator in Bolivia overall.

CHANGE OF CONTROL

The Offer.  On November 13, 1996, the Company entered into a Purchase Agreement
---------
with a wholly-owned subsidiary of NRG Energy, Inc. ("NRG"), pursuant to which the subsidiary made a cash tender offer (the "Offer") for all of the outstanding shares of the Company's Common Stock at $43.00 per share. Prior to the expiration of the Offer, Tosli Investments B.V. succeeded to all of the subsidiary's rights and obligations under the Purchase Agreement. The Offer expired on December 18, 1996, and promptly thereafter Tosli purchased all of the shares that had been validly tendered and not withdrawn. As a result, Tosli acquired and now owns 4,060,732, or 96.6%, of the Company's outstanding shares, and became entitled to designate all of the members of the Company's Board of Directors. Tosli is a Netherlands limited liability company that is equally owned, through subsidiaries, by NRG and Nordic Power Invest AB, a Swedish corporation ("NPI").

NRG is one of the leading participants in the independent (i.e., non-utility) power generation industry in the U.S. Established in 1989 and headquartered in Minneapolis, Minnesota, NRG is principally engaged in the acquisition, development and operation of independent power production and cogeneration facilities, thermal energy production and transmission facilities and resource recovery facilities. NRG is a Delaware corporation that is wholly owned by Northern States Power Company. Northern States is a regional investor-owned electricity and natural gas utility that provides services to the states of Minnesota, North Dakota, South Dakota, Wisconsin and Michigan. Its shares are listed on the New York Stock Exchange.

NPI is a wholly-owned subsidiary of Vattenfall AB, a Swedish Corporation ("Vattenfall") that is wholly owned by the State of Sweden. Vattenfall is the largest energy company in the Nordic market. NPI is responsible for Vattenfall's investments outside Europe. NPI and Vattenfall are headquartered in Stockholm, Sweden.

While the Company's loan agreement (the "CAF Agreement") with Corporacion Andina de Fomento ("CAF") is in effect, NRG and NPI are required to maintain a combined ownership position of at least 50% of the Company unless the voting stock of the Company is publicly traded and at least 20% of the voting power is held by persons other than NRG, NPI and their affiliates. See "CAF Agreement" and "Shareholder Maintenance Agreement" below.

Stockholders Agreement. Pursuant to a Stockholders Agreement, dated as of
-----------------------
December 13, 1996, NRG and NPI have made various agreements relating to their ownership of interests in Tosli and the Company.

Under the Stockholders Agreement, NRG and NPI agreed that they would observe the following basic principles governing the ownership and management of the Company and Tosli:

(i) NRG and NPI shall cooperate in a spirit of good faith and fair dealing in an effort to develop a harmonious working relationship for the purpose of maximizing the long-term value of their investments in the Company.

(ii) The Company shall be operated as an independent, self-sufficient entity. Neither NRG nor NPI shall have authority to bind or make commitments on behalf of the Company or Tosli.

(iii) Neither NRG nor NPI shall be obligated to make any equity investments in or loans to the Company or Tosli or issue guarantees in favor of the Company or Tosli.

(iv) The Board of Directors of the Company shall make decisions on the basis of the benefit to the Company of such decisions rather than the partisan interest of either NRG or NPI; provided, however, that while Tosli holds any shares of the Company's Common Stock, Tosli has agreed to take all lawful action so that NRG and NPI may vote (subject to the corporate governance provisions of the Stockholders Agreement) those shares in the same proportions as their respective percentage ownership interests in Tosli.

(v)   The Company shall deal at arm's length with NRG and NPI.

(vi) NRG and NPI shall cooperate fully to the end that the Company and Tosli will qualify for a "participation exemption" under the laws of the Netherlands.

(vii) The Company shall conduct its business with due consideration to applicable environmental standards.

Under the Stockholders Agreement, NRG and NPI have agreed that the Board of Directors of the Company will consist of three designees of NRG, three designees of NPI and three additional directors who are mutually satisfactory to NPI and NRG.

The Stockholders Agreement also provides that "Major Matters" would require the approval of at least six directors. Major Matters include (i) amendments to the Company's Memorandum or Articles of Association, (ii) approvals of mergers and other corporate reorganizations of the Company, (iii) changes in the Company's dividend policy, (iv) any borrowings or guarantees by the Company in excess of $10,000,000 in any one case, (v) changes in the Company's auditors, (vi) changes in the Company's business objectives by entering into businesses other than the generation, transmission and/or distribution of heat or electricity, or services related thereto, (vii) any material amendments of the Company's material agreements, (viii) any material commitments regarding the Mato Grosso Project or the Miguillas Project, or (ix) any exit from the Company's existing rate base. In addition to the Board approvals specified above, the matters referred to in clauses (i), (iv) and (vi) would require the concurrence of at least one director designated by NPI.

The Board approvals specified above would be in addition to the approvals, if any, required of shareholders under applicable law and the Articles of Association.

Under the Stockholders Agreement, the Chairman of the Board and the Secretary of the Company are initially to be designees of NRG and thereafter the Chairmanship is to be rotated every two years, and the position of Secretary is to be rotated annually, between designees of NPI and NRG. It is the intention of the parties that the Chairman not have a casting vote.

Under the Stockholders Agreement, the shares of the Company held by Tosli, and the shares of Tosli itself, are subject to rights of first refusal and rights of approval of transferees in favor of NRG and NPI where the proposed transfer includes, directly or indirectly, 25% or more of the then outstanding shares of the Company's Common Stock or would reduce the combined holdings of NRG and NPI to less than 51% of the then outstanding shares of the Company's Common Stock.

Pursuant to the Stockholders Agreement, in the event of the transfer of effective working control of NPI by Vattenfall, or of NRG by Northern States (other than a spin-off or split-off of NRG to all shareholders of Northern States or a change of control of Northern States or Vattenfall), then the other party would have a right to purchase the first party's interest in the shares of the Company held by Tosli and in Tosli at fair market value.

The Stockholders Agreement states that each party would be free to pursue other business opportunities without offering them to the Company, except as otherwise required by applicable law. However, each party has agreed to ensure that none of its unilateral actions would be detrimental to the Company.

RESTRUCTURING OF THE BOLIVIAN ELECTRICITY INDUSTRY

Since 1994, the electricity industry in Bolivia has been restructured in several significant respects. Previously, Bolivia's electricity sector was comprised of two principal generators, the Company and the government owned power entity, Empresa Nacional de Electricidad ("ENDE"), which operated several thermal power stations and two hydroelectric power stations. During peak periods, the Company purchased electricity (equal to approximately 29% of its total electricity sales in 1995) from ENDE, and it competed with ENDE for the sale of bulk power to mines and other industrial users of electricity. Together they served 97% of the total national demand in 1995. The Company and ENDE each owned and operated transmission networks which were interconnected.

In March 1994, the Bolivian Congress enacted legislation known as the "Capitalization Law" providing for the transfer to private entities of certain Government-owned industries, including ENDE. Under the Government's capitalization program, private investors in these industries are invited to make a capital contribution and own a 50% equity interest in the entity to be capitalized and to enter into a long-term contract to manage the entity. The remaining 50% equity interest in the capitalized entity is to be transferred to pension funds for the benefit of the Bolivian people. Pursuant to the Capitalization Law, during 1995 the Government divided ENDE into three separate generating companies (two thermal-powered generating companies and one hydroelectric generating company), and a 50% interest in each company was sold to private entities which now manage the capitalized companies.

In December 1994, the Bolivian Congress provided for the further restructuring of the Bolivian electricity industry by enacting a new Electricity Law which replaced the existing Electricity Code. The new Electricity Law provides for the separation of the generation, interconnected transmission and distribution activities of the electricity industry. It also requires entities which control more than one such activity to divest themselves of control of the other activities. The Company divested itself of its distribution assets in January 1996 in order to comply with this provision of the new Electricity Law.

In anticipation of the mandated sale of its distribution assets, in the first part of 1995 the Company formed a new subsidiary, Electropaz, and subsequently transferred its La Paz Division distribution assets to Electropaz. The Company also transferred its Oruro Division distribution assets and customers to its former 95% owned subsidiary, ELF, on July 1, 1996. Bids for the purchase of Electropaz and ELF were solicited through a competitive bidding process. After carefully considering each bid, the Company accepted the bid of Iberdrola Investimentos Sociedade Unipessoal L.D.A. ("Iberdrola"), a Portuguese company. Iberdrola submitted an aggregate bid of $65.3 million. At the closing held on January 11, 1996, Iberdrola paid to the Company $57.5 million in cash and deposited $7.8 million in an escrow account pending the satisfaction of certain conditions, including the grant by the Government of a distribution concession to ELF, the transfer of certain distribution assets of the Company's Oruro Division to ELF and the extension of ELF's service area to include the Company's Oruro Division distribution customers. In February and July 1996 and November 1997, $6 million, $1.4 million and $0.4 million respectively of the escrowed funds were released to the Company following the satisfaction of such conditions. The Company and Iberdrola subsequently agreed to a post-closing adjustment of $513,000 to reflect changes in the book value of Electropaz and ELF, resulting in an increase in the purchase price from $65.3 million to $65.8 million.

In connection with the sale to Iberdrola, the Company entered into an Electricity Supply Contract with Electropaz which provides that the Company shall sell, and Electropaz shall purchase, all of the electricity that the Company can supply, up to the maximum amount of electricity required by Electropaz to supply the requirements of its concession area. The Electricity Supply Contract expires in December 2008. On February 26, 1996 the Company and ELF entered into an Electricity Supply Contract on terms that are substantially similar to the terms of the Electropaz Electricity Supply Contract. See "Continuing Operations - Major Customers" below.

As a result of the restructuring of the Bolivian electricity industry and the sale by the Company of its distribution assets, the Company is now primarily a wholesale electricity supplier to two major electricity distributors in Bolivia and no longer supplies electricity directly to Bolivian retail consumers in the Company's concession area.

CONTINUING OPERATIONS

CONCESSION

The Company operates its electric generation and localized transmission business under a 40-year Concession which was granted by the National Government in 1990 and subsequently was amended on December 30, 1994 and March 17, 1995 by two Supreme Resolutions.

The Concession, as amended, includes the following pertinent provisions: (i) The Concession is for a period of 40 years commencing on October 1, 1990 and expiring on September 30, 2030; (ii) for a period of seven years from and after December 30, 1994, the Company shall be entitled to the 9% rate of return established under the old Electricity Code; thereafter, for a period of seven years the Company shall be entitled to the rate of return provided under the old Electricity Code or, at its option, to price and sell its generated power under the marginal cost pricing system established under the new Electricity Law; and from and after 14 years, the Company shall be subject to the marginal cost pricing system established under the new Electricity Law; (iii) the Company will comply with the new Electricity Law by, among other things, disposing of its distribution assets by June 30, 1996 (which the Company has done); (iv) the Company will retain ownership of its assets upon termination of the Concession;
(v) the Company is required to complete certain designated projects in the Zongo Valley within specified time periods; (vi) the Company must supply power to meet an annual growth in demand in its concession area of up to 6% and if demand in an area grows at a rate in excess of 6% and the Company declines to supply such demand in excess of 6%, another party may be granted a concession in the area (since the Company is no longer engaged in distribution activities, the Company believes that this requirement is no longer applicable).

If the Company fails to meet its obligations under the Concession, including
(iii) (v), and (vi) above, the Government may, depending on the nature of the failure, terminate the Concession either in part or in its entirety and grant a new concession to a third party.

ELECTRIC POWER STATIONS

The Company owns and operates 14 hydroelectric power stations and one gas-fired electric generation facility, which vary in size and together currently generate 185 MW of electricity. Eleven of the Company's power stations serve the La Paz area, with a total coincidental capacity of 166 MW, and four serve the Oruro area, with a total coincidental capacity of 19 MW, all with associated dams and aqueducts. The Company also owns and operates 69 Kilovolt and 115 Kilovolt transmission lines.

The table below lists the Company's electric power stations, the year operations commenced, total installed capacity, total coincidental capacity ("maximum capacity") and availability

                                                   TOTAL        TOTAL        AVAIL-
                               NO.      YEAR     INSTALLED   COINCIDENTAL    ABILITY
                               OF    OPERATIONS   CAPACITY     CAPACITY       FACTOR
POWER STATION                 UNITS  COMMENCED      (MW)       (MW) (1)        (2)
--------------------------    -----  ----------  ---------   ------------    -------
LA PAZ DIVISION
  Achachicala                   2        1909        4.2            4.0      97.3
                                1        1952
  Zongo Valley
          Zongo(3)              1        1997       10.6           10.6      98.9

          Tiquimani(4)          1        1997        9.6            9.6      98.9

          Botijlaca             1        1937        3.6            3.5      92.6
                                1        1940

          Cuticucho(5)          1        1942       21.1           21.1      95.6
                                1        1944
                                1        1955
                                1        1965
                                1        1998

          Santa Rosa(6)         1        1952       13.0           12.5      93.0
                                1        1955
                                1        1997

          Sainani               1        1956       10.4           10.4      98.0

          Chururaqui            2        1966       26.0           24.0      98.1

          Harca                 2        1969       27.2           26.0      97.5

          Cahua                 2        1974       28.8           27.0      97.6

 El Alto - Kenko                2        1995       30.0           17.6(7)   99.7
                               --                  -----         ------
  SUB TOTAL                    24                  184.5          166.3
                               --                  -----         ------

ORURO DIVISION
  Miguillas  Valley

          Miguillas             2        1931        3.2            2.5      98.3

          Angostura             1        1936        4.2            3.7      98.5
                                1        1958

          Choquetanga           1        1939        7.4            6.5      74.3(8)
                                2        1944

          Carabuco              1        1958        6.1            6.1      97.9
                               --                  -----         ------
  SUB TOTAL                     8                   20.9           18.8
                               --                  -----         ------
  Total                        32                  205.4          185.1
                               ==                  =====         ======

(1) Coincidental or "maximum" capacity represents the total capacity of each power station if all units are in operation at the same time.

(2) Availability factor is calculated as a percentage of the number of days during the 12 months ended December 31, 1997 on which the specified plant was available to generate electricity.

(3) The Zongo plant expansion entered into commercial operation in September, 1997.

(4) The Tiquimani plant entered into commercial operation in January, 1997.

(5) The Cuticucho plant expansion entered into commercial operation in February, 1998.

(6) The Santa Rosa plant expansion entered into commercial operation in December, 1997

(7) 41% derating due to altitude.

(8) Unit No. 2 was off-line from May to October 1997 due to damages to shaft.


MAJOR CUSTOMERS

The Company is now primarily a wholesale electricity supplier to two major electricity distributors, Electropaz in La Paz and El Alto, and ELF in Oruro. In addition, at certain times when the Company's generation exceeds the requirements of Electropaz and ELF, the Company sells electricity on the spot market. The Company no longer supplies electricity directly to retail consumers. In 1997, Electropaz and ELF accounted for approximately 79% and 14% respectively of the Company's revenue.

The Company's Electricity Supply Contract with Electropaz expires in 2008 and provides that the Company shall sell, and Electropaz shall purchase, all of the electricity that the Company can supply, up to the maximum amount of electricity required by Electropaz to supply the requirements of its concession area. The Electricity Supply Contract, as originally signed and approved by Bolivian regulatory authorities, require, among other things, that Electropaz deposit 75% of its daily collections from electricity customers into an escrow account in favor of the Company. Once a month, these escrowed amounts are to be delivered to the Company and are to be applied by the Company to amounts owed to the Company for electricity delivered to Electropaz under the Electricity Supply Contract. In connection with the sale of Electropaz and ELF to Iberdrola, the Company agreed with Iberdrola that the amount of the escrow would be reduced to 35% of Electropaz's daily collections.

On February 26, 1996, the Company and ELF entered into an Electricity Supply Contract on terms that are substantially similar to the terms of the Electropaz Electricity Supply Contract.

FORMER DISTRIBUTION ACTIVITIES

As discussed above, in January 1996 the Company divested itself of its distribution assets in accordance with the new Electricity Law. The following paragraphs describe the Company's distribution activities as they existed during 1995.

The Company's retail distribution activities served the cities of La Paz and El Alto, through the Company's La Paz Division, and the City of Oruro, through the Company's Oruro Division and its former subsidiary, ELF. The Company owned and maintained a distribution network to service its customer base. In 1995, retail sales of electricity by the Company accounted for approximately 45% of total retail sales by all distributors in Bolivia. The following table provides summary information on the transmission and distribution lines of the Company during 1995.

                                                                           TRANSMISSION   DISTRIBUTION
                                                                               (KM)           (KM)
                       La Paz Division.................................         400          2,605
                       Oruro Division..................................         367            566
                                                                                ---          -----

                       Total......................................              767          3,171
                                                                                ===          =====

During 1995, no customer accounted for more than 5% of the Company's operating revenues.

The Company was not able to realize sales on all the electricity it generated or purchased because of losses during transmission and distribution. The Company's transmission losses during 1995 amounted to approximately 3% of the total electricity generated and its distribution losses amounted to approximately 11% of the total electricity generated or purchased. Through a variety of programs, the Company was able to reduce its total losses from 19% in 1988 to approximately 14% as of December 31, 1995.

During 1995 the Company's largest operating cost was the cost of electricity purchased from ENDE. In 1995, the Company purchased electricity from ENDE in the amount of $18.8 million, which represented 41.7% of the Company's total operating expenses, and it sold surplus electricity to ENDE in the amount of $0.7 million. The Company purchased electricity from ENDE in order to meet additional demand during peak periods, and it sold electricity to ENDE during off-peak periods.

The Company was permitted to include as an operating cost the cost of electricity purchased from ENDE, which was more expensive than electricity generated by the Company, and to recover such costs through the rates which the Company charged to its consumers.

EXPANSION AND MODERNIZATION PROJECTS

ZONGO PROJECT

Under the terms of its Concession, the Company is obligated to expand its hydroelectric generation capacity. This expansion, which the Company refers to as the "Zongo Project," consists of adding new generation facilities and expanding existing facilities located in the Zongo Valley and constructing transmission lines to transmit the increased generation capacity. Construction of the Zongo Project was commenced in 1995 and is scheduled to be completed in mid 1999. The Company estimates that during the next two years it will be required to spend approximately $28 million to complete the generation facilities associated with the Zongo Project, which is expected to add approximately 65 MW to the Company's generation capacity. In addition the Company will spend $9 million over the next two years to complete the transmission facilities associated with the Zongo Project. Under the Concession, the Company was also obligated to expand its La Paz distribution facilities, and during 1995 the Company expended approximately $4.8 million for this purpose. Since the Company has divested itself of all of its distribution assets, it no longer is required to spend funds for the expansion of the La Paz distribution system. However, it is anticipated that Electropaz will invest substantial funds over the next few years to complete the expansion of its electric distribution capability in and around La Paz.

Upon completion of the entire Zongo Project, the Company will be entitled to include the cost thereof, as previously agreed upon by the Government and the Company, in its rate base. However, any cost overruns not approved by the Government are to be absorbed by the Company and may not be passed on to the Company's customers.

The six projects listed below, which together comprise the Zongo Project, are required by the Company's Concession to be completed by the indicated dates. The Company anticipates that the entire Zongo Project will be completed in mid-1999.

   1. THE TIQUIMANI PROJECT.  The Tiquimani plant was constructed to provide 9.6
      ---------------------
      MW and entered into service in January, 1997.

   2. THE CUTICUCHO EXPANSION. The 8 MW Cuticucho plant was expanded by 12.7 MW
      -----------------------
      and entered into service in February, 1998.

   3. THE SANTA ROSA EXPANSION. The Santa Rosa plant was expanded by 3 MW and
      ------------------------
      entered into service in December, 1997.

   4. THE ZONGO EXPANSION. The Zongo plant expansion consisted of the
      -------------------
      installation of a 10.6 MW unit to replace the existing 4.6 MW and entered into service in September, 1997.

   5. THE BOTIJLACA EXPANSION. The Botijlaca plant is to be expanded to provide
      -----------------------
      an additional 3 MW by February 1999.

   6. THE HUAJI PROJECT. The Huaji plant is to be constructed to provide 29 MW
      -----------------
      by July 1999.

MIGUILLAS PROJECT

Under the terms of the Concession, the Company also has the right to expand its facilities in the Miguillas Basin (the "Miguillas Project") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Project prepared by its engineering consultant, CI Power Monenco Inc.

With a view of commencing construction of the Miguillas Project in late 1998 and its entering into commercial operation by mid 2002, on December 20, 1997 the Company invited certain selected contractors to submit their bids for an engineering, procurement and construction contract by May 1998. Based on the terms of these bids and on the availability of long-term debt and equity sources to provide financing, the Company will make a decision as to whether or not it will proceed with the Miguillas Project.

PUERTO SUAREZ PROJECT

In September 1997 the Superintendency of Electricity granted the Company a non-exclusive provisional license to perform the necessary studies for the installation of gas-fired generation facilities in Puerto Suarez in Santa Cruz on the Brazilian border (the "Puerto Suarez Project"). The license grants the Company the right to perform studies in order to generate and sell electricity in Puerto Suarez and surrounding areas and to sell electricity in the Brazilian market. The Company is currently conducting those studies in cooperation with three other companies. The Puerto Suarez Project is at a very preliminary stage, and there can be no assurance that the Project will be undertaken.

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that from 1998 through 1999 approximately $44 million be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that during the next two years it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities, and approximately $7 million on its regular capital expenditure program. Based on revised and updated projections, which include the settlement of certain claims from contractors and redesign of civil works, the total cost of the Zongo Project, including expenditures through December 31, 1997 of $76 million, is estimated to be $113 million ($98 million for generation facilities and $15 million for transmission facilities).

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1997, $26.7 million of loan proceeds under the CAF Agreement was available for this purpose. See "CAF Agreement" below. During 1997 and 1996, the Company expended $39 million and $25.5 million, respectively, on the Zongo Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in relation to borrowings by the Company from CAF and special dividends paid by the Company. The capital requirements discussed above do not include possible funding requirements of the Miguillas Project or the Puerto Suarez Project referred to above.

REGULATION AND RATE SETTING

The Electricity Law, and the Sectorial Regulatory Law, both enacted in 1994, created a new Government agency, known as the Superintendency of Electricity, which is responsible for performing the regulatory functions previously performed by the Government regulatory board, Direccion Nacional de Electricidad.

The Company's Concession provides that until December 2001 the Company shall be entitled to the rate of return established under the old Electricity Code. Thereafter, until December 2008 the Company shall be entitled to the rate of return provided under the old Electricity Code or, at its option, to price and sell its generated power under the marginal cost pricing system established under the new Electricity Law. Thereafter, the Company shall be subject to the marginal cost pricing system established under the new Electricity Law. The new Electricity Law provides that rates will be determined on an unregulated, competitive marginal cost basis, similar to systems operating in Argentina, Chile and the United Kingdom, rather than the present regulated rate of return basis.

Since 1990, the Company's rates have been set in accordance with the old Electricity Code, which provides for a 9% rate of return on the Company's Rate Base (approximately the depreciated book value of the Company's utility plant and equipment plus an allowance for materials not exceeding 3% of tangible assets and an allowance for working capital of 12.5% of gross revenues) and for adjustments in the rates to compensate for shortfalls or excesses in the rate of return in prior years. The Company periodically applies to the Government for rate increases sufficient to provide a 9% rate of return based on the Company's current operating results and its projection of future revenue and expenses. Prior to 1990, the Government failed to approve rates sufficient to produce a 9% return or to adjust rates to compensate for shortfalls. As of December 31, 1989, the accumulated deficit for the period 1968 through 1989 was approximately $53.8 million. In connection with the negotiations between the Company and the Government for the Concession, the Company agreed to waive $40.8 million of the accumulated deficit. The $13 million balance of such deficit will also be waived by the Company in the event of a favorable outcome for the Company of the legal proceeding described in "Item 3 - Legal Proceedings" and Notes 4 and 6(b) to the Company's Consolidated Financial Statements.

Until the Company's distribution activities were divested in January 1996, the Company applied for periodic adjustments in its distribution rates in order to provide for an annual return of 9% on its Rate Base. In 1995 the Company was granted a 4.6% increase in its distribution rates which enabled the Company to earn its 9% return on its Rate Base in 1995. In December 1995, when it was apparent that the Company would no longer be engaged in the distribution of electricity, the Company applied for new generation rates and in February 1996 the Superintendency of Electricity granted this request, effective retroactively to January 1, 1996. Based on such rates, the Company return in 1996 was 9.15%.

The Company subsequently held discussions with the Superintendency of Electricity with a view to establishing the criteria which will govern the Company's future requests for rate adjustments. In this connection, on October 30, 1996 the Company presented to the Superintendency of Electricity the Company's analysis of what likely will be the required rate adjustments during the period of 1996 through 2001.

On February 5, 1997, the Superintendency of Electricity issued a Resolution granting the Company an 18.2% rate increase as from February 1, 1997, 21.3% in 1999 and 19.5% in 2000. The Resolution also provides for annual reviews of rates in order to correct any shortfall or excess in the Company's actual rate of return during the period 1997 through 2001. The increase granted by the Superintendency of Electricity on February 5, 1997 enabled the Company to earn a 9.5% return on its Rate Base in 1997, although this calculation has not yet been agreed to with the Superintendency of Electricity.

In addition, pursuant to the annual reviews of rates called for by the Resolution issued by the Superintendency of Electricity on February 5, 1997, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study for the period of 1998 through 2002. This rate case study requests rate increases of 20.9% in 1998, 20.7% in 1999 and 2.8% in 2002, with
no increases required in 2000 and 2001.   The Superintendency of Electricity has
not ruled on the Company's rate increase request. On January 30, 1998 the Superintendency of Electricity issued a resolution which maintains the Company's current rates until March 31, 1998. The Company expects that a resolution will be issued in the near future, establishing the rates to be applied as from April 1, 1998.

The Company's rates are indexed to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Boliviano and the U.S. dollar, thereby providing the Company with protection from effects of fluctuations in the exchange rate. Although Bolivia suffered from periods of hyperinflation in prior years, the Government has been successful in maintaining a relatively low rate of inflation since 1986. While the Company does not anticipate that there will be a period of hyperinflation in the near future, it should be recognized that in a period of hyperinflation there can be no assurance that dollar indexing would adequately protect the Company from severe currency fluctuations. See "The Republic of Bolivia - Inflation" below.

The Company is entitled to include in its rates an amount equal to the excess of the rate of interest paid over 6% on any financing approved by the Government. In approving the CAF Agreement, the

Government approved the inclusion of this excess in the rate base of the interest on only $55.6 million of borrowings under the CAF Agreement.

EMPLOYEES

As of December 31, 1997, the Company had 280 employees. The Company has contracts with local labor unions covering such matters as representation, general working conditions, seniority, wages, and arbitration. Labor unions and all labor matters are under the supervision of the Ministry of Labor. The Company considers its employee relations to be good. The Company's work force is supplemented by work done by independent contractors.

COMPETITION WITHIN BOLIVIA AND THROUGHOUT LATIN AMERICA

Until ENDE was capitalized and separated into three separately owned generating companies (two thermal powered generating companies and one hydroelectric generating company) during 1995, ENDE was the only other major electricity producer in Bolivia and was the Company's principal competitor. In the Bolivian market, the Company now competes with the three independently owned generating companies which now own and operate the generation business formerly owned and operated by ENDE. These new Bolivian generators are Empresa Electrica Corani S.A. (126 MW hydroelectric capacity), Empresa Electrica Guaracachi S.A. (217 MW thermal capacity), and Empresa Electrica Valle Hermoso S.A. (180 MW thermal capacity) which are owned by investment groups led by three U.S. utilities, Dominion Energy (a subsidiary of Dominion Resources), Energy Initiatives, Inc. (a subsidiary of General Public Utilities), and Constellation Energy (a subsidiary of Baltimore Gas & Electric), respectively. The Company anticipates that it will compete with these three companies for new electricity projects within Bolivia as well as for new projects to export electricity from within Bolivia to neighboring countries. An overall limit on the amount of total Bolivian interconnected generation capacity owned by the Company or any one of these three other generators has been set by the new Electricity Law at 35%.

Pursuant to the Concession, the Company is entitled to the 9% rate of return established under the old Electricity Code until December 2001, after which it shall be entitled, at its option, to continue that pricing system for another seven years or to change to the marginal cost pricing system established under the new Electricity Law. On the other hand, the Company's three competitors are required to price all of their generated power exclusively under the marginal cost pricing system established under the new Electricity Law. The Company believes that its flexible pricing system may provide it with more stable and predictable cash flow and earnings than that of its competitors. It is also important to note that the Company's electricity price on a per kwh basis is lower today than that of the other three Bolivian generators. See "Regulation and Rate Setting" above. Under the new Electricity Law, the Company and its three competitors are the only four companies permitted to own and operate interconnected electric generation facilities in Bolivia until 1999 and to own electric generation facilities for export from Bolivia until December 1998. The Company expects the expiration of these exclusivity periods will not materially and adversely affect its existing business, but it will likely result in increased competition for new projects that the Company might pursue.

As explained above under "Major Customers", the Company has entered into an Electricity Supply Contract which provides that the Company shall sell, and Electropaz shall purchase, all of the electricity that the Company can supply, up to the maximum amount of the electricity required by Eletropaz to supply the requirements of its La Paz concession area. Also, as explained above, the Company has entered into an Electricity Supply Contract with ELF on terms that are substantially similar to the terms of the Electropaz Electricity Supply Contract in order that ELF can supply the requirements of its Oruro concession area.

In addition to the competition it faces from Empresa Electrica Corani S.A., Empresa Electrica Guaracachi S.A. and Empresa Electrica Valle Hermoso S.A. for both new internal and export electric power projects in Bolivia, the Company also faces competition for new "greenfield" development projects and for the acquisition of or investment in existing electric power projects throughout Latin America from numerous international independent power project companies and from electric utility companies, such as those which led the successful investor groups in the three other Bolivian generators.

ENVIRONMENTAL REGULATIONS

The Republic of Bolivia for the first time enacted legislation to protect the environment in 1991. Regulations implementing this legislation were adopted by the Government in 1996. The Company is complying with these new regulations and it is possible that the Company may be required to make future capital expenditures in this regard. However, management of the Company believes that any required actions or expenditures to comply with the environmental regulations will not have a material adverse effect on the Company's consolidated financial condition.

THE REPUBLIC OF BOLIVIA

GENERAL

Bolivia has an area of 424,164 square miles, approximately equal to the combined size of France and Spain. Bolivia shares its borders with the growing electricity markets of Argentina, Brazil, Chile and Peru, as well as with Paraguay. Geographically, the country is divided into three distinct regions: the lowland plains, which are in the eastern region of the country, the highland valleys, which are in the middle of the country, and the highlands, or Altiplano, located in the western part of the country between the cities of La Paz and Oruro. Over half of Bolivia's terrain is relatively low-lying, and this section of the country has substantial timber reserves and is suited for agriculture. The upper valleys and high plateau formations contain most of the country's mineral deposits and are actively mined.

Out of Bolivia's total population of approximately 6.9 million, 75% live in the provinces of La Paz, Cochabamba, and Santa Cruz. Overall, approximately 58% of the population live in urban areas. The principal cities are La Paz, Santa Cruz and Cochabamba with approximate populations of 1.1 million (including El Alto), 692,000 and 408,000, respectively. Spanish, Quechua and Aymara are the official languages.

GOVERNMENT AND POLITICAL SYSTEM

The Bolivian Constitution provides for a tripartite system of government: an executive branch headed by a President; a legislative branch made up of a bicameral congress; and a judicial branch, of which the Supreme Court is the highest authority. The President's term of office is five years; the Bolivian Constitution does not allow successive terms. The Congress is comprised of a 27-member Senate, consisting of three senators from each of the nine departments, and a 130-member Chamber of Deputies. Both senators and deputies hold office for five years.

The military dominated the political arena in Bolivia until 1982 Since then, civilian constitutional governments have been democratically elected The current National Government, headed by

President Hugo Banzer Suarez, was elected in June 1997 to a five-year term which expires in August 2002.

GOVERNMENT PARTICIPATION IN THE ECONOMY AND THE CAPITALIZATION PLAN.

Prior to 1992, there were a number of important sectors of the economy that were highly dependent on Government owned and controlled enterprises, including oil and gas production, sugar and dairy production, and water and sewage services. In 1992 the Government initiated a privatization plan that affected minor enterprises owned by regional development corporations. Companies that were sold included those in the agro-industrial and lodging sectors.

Since the enactment of the Capitalization Law in 1994, several larger enterprises have been capitalized. Under the Capitalization Law, investors are permitted to make a capital contribution and own up to 50% of the enterprise to be capitalized and are granted a contract to manage the business. The Government-owned entities that have been capitalized include ENDE (electric generation), Lloyd Aereo Boliviano (airline), Empresa Nacional de Telecomunicaciones (telecommunications), Empresa Nacional de Ferrocarriles (railways) and Yacimientos Petroliferos Fiscales Bolivianos (oil). In addition, the Government privatized the Cochabamba electric distribution company (ELFEC) by selling the entire company to a private entity for $52 million

EXCHANGE RATES

The official rate of exchange for U.S. dollars is set daily by Bolivia's Central Bank. There have been no restrictions on the transfer of foreign currency out of Bolivia since 1985, and the exchange rate of Bolivianos to dollars has been relatively stable in recent years. The following table sets forth for the periods and dates indicated certain information concerning the exchange rate for dollars expressed in Bolivianos per $1.00.

        Year              Low(1)   High(1)  Average (2)  Year
        END
        1993                4.10     4.48      4.29      4.48
        1994                4.48     4.70      4.62      4.70
        1995                4.70     4.94      4.82      4.94
        1996                4.94     5.19      5.08      5.19
        1997                5.19     5.37      5.26      5.37

     (1) Reflects the low and high rate, as the case may be, for each respective year.

     (2) Reflects the average rate for each respective year as calculated by the Central Bank of Bolivia. On December 31, 1997 the exchange rate was 5.37 Bolivianos per $1.00.

     Source: Central Bank of Bolivia.

INFLATION

The following table sets forth the consumer price index for the years 1993 to 1997.

               YEAR                       RATE OF INFLATION
               1993                              9.3%
               1994                              8.5%
               1995                             12.6%
               1996                              7.6%
               1997                              6.7%

 Source: Bolivian National Institute of Statistics.

CAF AGREEMENT

The Company entered into the CAF Agreement in August 1997. CAF is a multilateral, supernational financial institution, the shareholders of which are the member countries of the Andean Community (i.e., Bolivia, Colombia, Ecuador, Peru and Venezuela), plus Chile, Mexico, Trinidad and Tobago, Brazil, Paraguay, Jamaica and 22 private commercial banks. The CAF Agreement provides an A Loan of up to $30,000,000 (the "A Loan") to be provided by CAF and a B Loan of up to $45,000,000 (the "B Loan") to be provided by ING Baring (U.S.) Capital Corporation (or an affiliate) and other Participants.

The A Loan and the B Loan will be available in multiple disbursements, following the satisfaction of conditions to disbursement, for a period ending not later than July 31, 1998. The number of disbursements shall be limited to no more than one every two months. All disbursements shall be pro rata between the A Loan and the B Loan. In December 1997 the Company borrowed $61,700,000 under the CAF Agreement. The Company does not expect to borrow any additional amounts under the CAF Agreement and if it elected to do so it would be required to prepay a corresponding amount of other indebtedness currently outstanding.

The loans under the CAF Agreement will be amortized in 18 semi-annual installments of varying amounts beginning January 31, 1999 and ending July 31, 2007.

The A Loan may be voluntarily prepaid upon 90 days notice in whole or in part in an amount of not less than $5,000,000 beginning on July 31, 1999 subject to the payment of (i) a prepayment fee of 2.00% if a prepayment occurs on or before July 31, 2003, or 1.00% if a prepayment occurs thereafter and (ii) applicable breakage costs. The B Loan may be voluntarily prepaid in whole or in part at any time upon 90 days notice, subject to payment of applicable breakage costs. Any voluntary prepayment will be made pro rata between the A Loan and the B Loan, except that CAF may elect to waive pro rata voluntary prepayment and allow voluntary prepayment of B Loan amounts only. Voluntary prepayments shall be applied pro rata to remaining principal payments due on the A Loan and the B Loan.

Certain mandatory prepayments will be required in the event of asset sales by the Company in excess of a cumulative total of $15,000,000.

Interest is payable semi-annually in arrears at a rate equal to 6-month LIBOR plus a margin of 4.5% on the A Loan and 6-month LIBOR plus a margin of 4.0% on the B Loan. Overdue amounts will bear interest at a rate of 4.00% over the amount otherwise payable.

The A Loan and the B Loan are collateralized by a mortgage on substantially all of the Company's assets.

The CAF Agreement includes the following affirmative covenants, among others:

Unless CAF shall otherwise agree, the Company shall:

     (a) conduct its business with due diligence and efficiency and in accordance with sound financial and business practices, maintain its corporate existence and good standing and qualify and remain qualified to do business as a foreign corporation in the Republic of Bolivia and each other jurisdiction in which the character of the properties owned or leased by it therein or in which the transaction of its business is such that the failure to qualify would have a Material Adverse Effect, and maintain its assets and properties in good working order and condition, ordinary wear and tear excepted;

     (b) keep its properties and business insured with financially sound and reputable insurers against loss or damage in such manner and to the same extent as shall be no less than that generally accepted as customary in regard to property and business of like character;

     (c) as soon as available, but in any event within 60 days after the end of each quarter of each fiscal year, furnish to CAF the Company's Form 10-Q filed with the SEC and the Company's unaudited financial statements for such quarter, a report on any factors which could reasonably be expected to have a Material Adverse Effect and a certificate stating that no Event of Default has occurred and is continuing, or if an Event of Default has occurred and is continuing, the actions which the Company intends to take to cure such Event of Default;

     (d) as soon as available, but in any event within 120 days after the end of each fiscal year, furnish to CAF the Company's Form 10-K filed with the SEC, the Company's audited financial statements for such fiscal year, together with an audit report; and a report by Price Waterhouse certifying that the Company was in compliance with the financial covenants contained in Section 6.02 of the CAF Agreement as of the end of the relevant fiscal year or detailing any non-compliance;

     (e) as soon as available, but in any event within 15 days after the end of each fiscal quarter, furnish to CAF the Company's calculation of the Debt Service Coverage Ratio ("DSCR") for the four quarters then ended, and until completion of the Zongo Valley Expansion Project, a construction progress report in form reasonably acceptable to CAF;

     (f) within 90 days after the end of each of the Company's fiscal quarters, furnish to CAF the Company's calculation of the Unrestricted Dividend Balance including the amount of any dividends declared and/or paid to the Company's shareholders which are intended to reduce the Unrestricted Dividend Balance;

     (g) take such actions as are necessary or required by CAF to cause the lien of the security documents to attach to and be perfected, and continue to be perfected, for the benefit of CAF;

     (h) obtain, on or prior to the date required, and maintain in force (or where appropriate promptly renew) all Permits necessary or advisable for carrying out the Company's business and operations generally, and comply with the Bolivian Electricity Laws and all other applicable laws, rules and regulations, except in each case where failure to so obtain, maintain in force or comply could not reasonably be expected to have a Material Adverse Effect;

     (i) obtain, make and keep in full force and effect all Permits and registrations that may be required for the validity or enforceability of the CAF loan documents, except to the extent failure to obtain, make or keep Permits and registrations in full force and effect could not reasonably be expected to have a Material Adverse Effect;

     (j) obtain, on or prior to the date required, and maintain in force (or where appropriate promptly extend), enter into all agreements necessary or advisable for carrying out the Company's business and operations generally, and comply in all material respects therewith, except to the extent that any failure to so obtain, enter into and comply could not reasonably be expected to have a Material Adverse Effect;

     (k) furnish promptly to CAF copies of all material documents and reports that the Company submits to any governmental authority, and take all necessary action to permit CAF's representatives to (i) visit with prior notice the premises of the Company and (ii) have access to the Company's books and its auditors;

     (l) promptly notify CAF upon the discovery by any officer of the Company of the occurrence of (i) any Default or Event of Default; (ii) certain other adverse events, developments or circumstances set forth in the CAF Agreement;

     (m) exercise all reasonable efforts to complete the Zongo Valley Expansion Project no later than June 30, 1998, and in any event complete the Zongo Valley Expansion Project by no later than required by each Concession; and construct and complete the expansion and construction of each of the projects specified in the Resolutions as and when required by the Resolutions and for the cost approved by the appropriate governmental authority;

     (n) yearly on or about the anniversary of August 13, 1997, (i) furnish CAF a certificate of the Company's chief financial officer setting forth the Book Value of the Generating Assets, the book value of all other assets which are part of the Collateral, the book value of the remaining assets, and the Collateral Value Ratio, (ii) cause NRG and NPI to deliver to CAF a certificate stating that the Sponsors are in compliance with the ownership requirements set forth in the Shareholder Maintenance Agreement, and (iii) deliver to CAF any revisions to the Company's Corporate Environmental Policy;

     (o) upon entering into any electricity supply contract which will commit 10% or more of the electrical capacity of the Company, or result in the sale of 10% or more of the energy sold by the Company, and which provides for the escrow of retail power sales revenues by the purchaser thereunder for the benefit of the Company, the Company shall enter into with CAF an agreement similar to Article 10 of the Contract of Constitution of Guaranties, and shall cause the power purchaser and applicable financial institution(s) to enter into Irrevocable Instructions similar to those entered into by Electropaz, ELF and Banco Mercantil;

     (p) take such actions, either before or after a Default or Event of Default, as may be requested by CAF to ensure or increase the likelihood that the proceeds of any sale, auction or other disposition of the Company's Generating Assets pursuant to Article 34 of the Electricity Law will, to the extent otherwise payable to the Company and the Company agrees that such proceeds shall be paid directly to CAF by the corresponding awardee of the bid process provided for in said Article, without the Company being entitled to receive such proceeds in any manner whatsoever; and

     (q) prepay the Loan in accordance with Section 3.04(b) of the CAF Agreement and, if required by the intercreditor agreement between CAF and any provider of Pari Passu Debt, any Pari Passu Debt, pro rata, to the extent necessary to maintain the Collateral Value Ratio at all times at a level no less than as specified in Section 6.02(g) of the CAF Agreement.

The CAF Agreement includes the following negative covenants, among others:

Unless CAF shall otherwise agree, the Company shall not:

     (a) declare or pay any dividend or make any distribution on its share capital, or purchase, redeem or otherwise acquire any shares of capital stock of the Company or any option over the same, unless (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the Loan Documents, (ii) after making such payment or distribution, the Company is in compliance with Sections 6.02(d)-(g) of the CAF Agreement, (iii) the DSCR for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a Default or Event of Default has not occurred and is not continuing; provided that the Company may, at any time that no Default or Event of Default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance;

     (b) transfer, convey, sell, lease or otherwise dispose of any part of its business or assets, subject to certain limited exceptions;

     (c) incur, assume or permit to exist any Indebtedness, except:

         (i)  the Loan;

         (ii) Indebtedness which is subordinated to the Loan upon terms and conditions acceptable to CAF;

         (iii) Non-Recourse Debt;

         (iv) the March 16, 1995 Loan Agreement between the Company and CAF in the original principal amount of $13,233,571, provided that such Indebtedness shall cease being permitted in the event that borrowings under the CAF Agreement exceed $61,766,429;

         (v) guaranties provided to third parties in connection with the Zongo Valley Expansion Project and the Miguillas Expansion, which are required by the Concession therefor; and

         (vi)  certain other Indebtedness.

     (d) allow the Leverage Ratio to exceed 0.60/1;

     (e) fail to maintain Tangible Net Worth of at least $65,000,000, or, except as may result from payment of the January 1998 dividend, allow a cumulative reduction of Tangible Net Worth in excess of 15% over any period of four consecutive fiscal quarters;

     (f) fail to maintain the Current Ratio at least 1.00/1;

     (g) allow the Collateral Value Ratio to fall below 1.25/1 at any time;

     (h) create or permit to exist any Lien, except Permitted Liens;

     (i) enter into, any transactions with any Affiliate of the Company, other than upon fair and reasonable terms no less favorable to the Company than would obtain in a comparable arm's-length transaction with an entity not an Affiliate of the Company;

     (j) make any prepayment (whether voluntarily or involuntarily) or repurchase of any long-term Indebtedness (other than the Loan), or make, any repayment of any such Indebtedness pursuant to any provision of any agreement or note which provides directly or indirectly for acceleration of repayment in time or amount, unless in any such case it shall, if CAF so elects, contemporaneously make a proportionate prepayment or repayment of the principal amount then outstanding of the Loan;

     (k) terminate or assign, or materially amend or modify, or waive any material provision of, any Concession, any Material Agreement, or any electricity supply contract covering 10% or more of the electrical capacity of the Company and Restricted Subsidiaries, or 10% or more the energy sold by the Company and Restricted Subsidiaries, or allow any Restricted Subsidiary to do so, except that the Company may, in respect of, and as permitted by, the Electropaz Electricity Supply Contract, and the ELF Electricity Supply Contract elect the marginal cost pricing formula contemplated by Title V of the Electricity Law, so long as it has provided CAF prior notice of its intent to do so;

     (l) without the consent of CAF (which shall not be unreasonably withheld), enter into any new electricity supply contract expected to commit 10% or more of the electrical capacity of the Company, or result in the sale of 10% or more of the energy sold by the Company;

     (m) merge, amalgamate or consolidate with any other entity, or reorganize its business, subject to certain exceptions set forth in the CAF Agreement;

     (n) cease doing business, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution);

     (o) materially alter the scope of the Zongo Valley Expansion Project, or schedule progress of construction such that completion of the stages of the Zongo Valley Expansion Project could not reasonably be expected to be attained by [the completion dates set forth in the CAF Agreement's definition of such Project];

     (p) settle or compromise any pending or threatened suit, action, claim, dispute or proceeding which would have a Material Adverse Effect; and

     (q) take any action, which could reasonably be expected to result in the Company's loss of its exemption from Canadian taxation.

Events of Default:

The CAF Agreement includes the following Events of Default:

     (a) default shall have occurred in the payment of any principal of the Loan;

     (b) default shall have occurred in the payment of any interest on the Loan or any fee, reimbursement or other amount due to CAF under the Loan Documents, and such default shall have continued for a period of five business days;

     (c) (i) default shall have occurred in the due observance or performance of any term, covenant or agreement contained in specified sections of the CAF Agreement; or (ii) default shall have occurred in the due observance or performance of any other term, covenant or agreement contained in the CAF Agreement and such default under this clause (ii) shall have continued unremedied for a period of 30 days after the Company becomes aware, or should have become aware, of such default;

     (d) any representation or warranty, shall be found to have been incorrect in any material respect as of the date it was made or confirmed and shall continue to be incorrect for a period of 30 days after notice thereof shall have been given to the Company by CAF;

     (e) any Political Risk Event shall occur which, in the reasonable opinion of CAF, has had or could reasonably be expected to have a Material Adverse Effect;

     (f) the Company, or any of its "empresas vinculadas", or any of its "accionistas o socios vinculados" (as such terms are defined in Article 2 of the Electricity Law), fails to comply with the ownership restrictions set forth in Article 15 of the Electricity Law;

     (g) the Company shall abandon the Zongo Valley Expansion Project, or any substantial portion thereof, or cease working on the Zongo Valley Expansion Project for a period in excess of 90 consecutive days (excluding days where work could not progress due to adverse weather conditions);

     (h) any Permit required to conduct the Company's business is revoked, suspended, withdrawn, or declared unenforceable, or material conditions are added thereto, unless such revocation, suspension, withdrawal, declaration or addition of material conditions would not have a Material Adverse Effect;

     (i) there shall have occurred certain bankruptcy or insolvency-related events with respect to the Company, the Company's branch in Bolivia, any Restricted Subsidiary, or any Sponsor;

     (j) a material default shall have occurred with respect to any Indebtedness of (other than the Loan) in excess of $1,000,000 individually, or in excess of $3,000,000 in the aggregate, and such default shall have continued for more than any applicable period of grace;

     (k) any Lien created by the Security Documents ceases to be valid under applicable law or ceases to be effective with the priority purported to be created by the Security Documents and applicable filings and recordings (subject to Article 35 of the Electricity Law and corresponding regulations);

     (l) any Sponsor fails to comply with the terms of the Shareholder Maintenance Agreement;

     (m) each of the voting power and aggregate capital stock of the Company shall cease for any reason to be owned, directly or indirectly, by any combination of NRG and Vattenfall (or, if Vattenfall owns at least 51% of each of the voting power and capital stock of NPI, owned by NPI), in amounts set forth in the CAF Agreement and the Shareholder Maintenance Agreement;

     (n) the Republic of Bolivia ceases to be a member of CAF;

     (o) a Material Adverse Change occurs and is continuing;

     (p) one or more judgments are entered against the Company or attachments are obtained against its property, in excess of $1,000,000 individually or $3,000,000 in the aggregate, or the operation or result of which could reasonably be expected to have a Material Adverse Effect, and which remain unpaid, unstayed on appeal, undischarged, unbonded, or undismissed for a period of 60 days; or

     (q) any material provision of the CAF Agreement or any other Loan Document (or any component thereof) is or shall have become or been declared by any Governmental Authority or party thereto (other than CAF) invalid, illegal or unenforceable.

The Bolivian Electricity Law imposes certain limitations on the lenders' ability to exercise remedies with respect to their collateral. If the Company defaults under the CAF Agreement and CAF seeks to exercise remedies that jeopardize the normal supply of electricity, the Electricity Law requires CAF to apply to the Superintendency of Electricity for preventive intervention, a mechanism which allows an arm of Bolivia's energy regulatory body to supervise the operation and administration of the Company for up to two years. If by the expiration of this intervention period, the Company is unable to cure its default and normalize its operations, the Superintendency of Electricity may revoke the Company's Concession, conduct an auction, and transfer the Concession and the Company's generating assets to a new concessionaire.

Certain Definitions

Under the CAF Agreement the following definitions apply (as to capitalized terms used herein, but not defined below, see the more detailed list of definitions in the CAF Agreement):

"Book Value" means "valor de libros," as used in Article 34 of the Electricity Law.

"Collateral" means any item of collateral specified in or pursuant to a Security Document, whether owned by the Company or a Restricted Subsidiary on the Closing Date, or later acquired.

"Collateral Value" means the value of the Collateral. For purposes of this definition, (a) all Generating Assets shall be valued at Book Value, and (b) all other Collateral shall be valued at book value under GAAP.

"Collateral Value Ratio" means the ratio of (a) the Collateral Value to (b) the aggregate outstanding principal amount of the Loan plus all Pari Passu Debt.

"Current Ratio" means, at any time for the Company and Restricted Subsidiaries, current assets divided by current liabilities.

"EBIT" means, for any period for the Company and Restricted Subsidiaries, Net Income for such period, plus, to the extent deducted in determining such Net Income, (a) Interest Expense and (b) all income taxes, whether domestic (Bolivia) or foreign, all as determined in accordance with GAAP.

"GAAP" means generally accepted accounting principles in the United States, consistently applied.

"Generating Assets" means Collateral which is subject to disposition to a new concessionaire at the direction of the Superintendent of Electricity of the Republic of Bolivia pursuant to Article 34 of the Electricity Law.

"Indebtedness" of any entity at any date means (a) all indebtedness of such entity for borrowed money or for the deferred purchase price of property or services (other than current trade liabilities included in the ordinary course of business and payable in accordance with customary practices), (b) any other indebtedness of such entity which is evidenced by a note, bond debenture or similar instrument, (c) all capital lease obligations of such entity, (d) all obligations of such entity in respect of acceptances issued or created for the account of such person, (e) all liabilities secured by any Lien on any property owned by such entity even though such entity has not assumed or otherwise become liable for the payment thereof, (f) any guarantee or contingent liability in respect of the obligations of another entity and (g) any liability or obligation, contingent on otherwise, arising out of any capital contribution agreement or subscription agreement or the like.

"Intangible Assets" means, to the extent included in balance sheet assets, (a) all write-ups subsequent to December 31, 1996 in book value of any assets, (b) all investments in Unrestricted Subsidiaries, and (c) all other intangible assets in accordance with GAAP.

"Interest Coverage Ratio" means, for any period for the Company and Restricted Subsidiaries, the ratio of (a) EBIT to (b) Interest Expense for the specified period.

"Interest Expense" means, for any period for the Company and Restricted Securities, the sum of (a) all interest expense determined in accordance with GAAP, but excluding capitalized interest, plus (b) the net amount payable (or minus the net amount receivable) under interest rate hedging agreements during such period (whether actually paid or received during such period).

"Leverage Ratio" at any date means, for the Company and Restricted Subsidiaries, the ratio of Total Debt to Total Capital.

"Material Adverse Change" means an event, occurrence or condition which has resulted in or could reasonably be expected to result in a Material Adverse Effect.

"Material Adverse Effect" means a material adverse effect, as reasonably determined by CAF, on (a) the ability of the Company, any Restricted Subsidiary or any Sponsor to perform its obligations under any Loan Document to which it is a party, or (b) the validity, perfection or priority of the lien of the Security Documents, or any Collateral; provided that a material adverse effect on the ability of any Restricted Subsidiary to perform its obligations under any Loan Document to which it is a party shall not be deemed to be a Material Adverse Effect if the Company, together with the other Restricted Subsidiaries, is able to perform its obligations under the Loan Documents.

"Net Income" means, for any period, net income of the Company and Restricted Subsidiaries for such period, but excluding (a) any extraordinary or non-recurring gains or losses, (b) effects of discontinued operations and (c) interest income to the extent attributable to any special dividends paid in such period.

"Non-Recourse Debt" means Indebtedness of the Company or any Restricted Subsidiary (a) that is without recourse to the Company or any Restricted Subsidiary or to any assets of the Company or any Restricted Subsidiary, other than the asset purchased with the proceeds of such Indebtedness and the income deriving from such asset, (b) as to which neither the Company nor any Restricted Subsidiary provides credit support of any kind (including any undertaking, agreement or instrument that would constitute Indebtedness) and (c) no default with respect to which would permit any holder of any other Indebtedness of the Company or any Restricted Subsidiary to declare a default on such other Indebtedness or cause the payment thereof to be accelerated.

"Pari Passu Debt" means any Indebtedness of the Company and the Restricted Subsidiaries which is not Non-Recourse Debt or is not subordinated to the Loan in accordance with Section 6.02(c)(ii) of the CAF Agreement and is secured by the Collateral or any portion thereof.

"Political Risk Event" means (a) war (whether declared or undeclared), insurrection, civil war, revolution, terrorism, sabotage, kidnapping or any other act or series of acts of civil or political violence; (b) an act or series of acts (including any requisition, confiscation, detention, restraint, commandeering, attachment, freezing of assets, sequestration, seizure, appropriation, expropriation, nationalization, discriminatory taxation, additional Permit requirements or cancellation or non-renewal of existing Permits) or failure or series of failures to act by a governmental authority or entity controlled by a governmental authority; (c) breach of contract by a governmental authority or entity controlled by a governmental authority; (d) the Superintendent of Electricity of the Republic of Bolivia shall have rejected the Company's application for an "adecuacion" to the Electricity Law, as provided by
Article 69 of the Electricity Law, or shall have issued such adecuacion under terms which materially adversely affects the ability of the Company to conduct business in the normal course as currently conducted, or (e) the creation, imposition, application or existence of any restriction on the ability of the Company or CAF to obtain U.S. dollars in a lawful market of the Republic of Bolivia or to effect the transfer of U.S. dollars to CAF.

"Restricted Subsidiary" means any subsidiary of the Company other than Unrestricted Subsidiaries (as hereinafter defined).

"Sponsors" means NRG and NPI.

"Tangible Net Worth" means, at any date for the Company and Restricted Subsidiaries, (a) shareholders' equity minus (b) Intangible Assets plus (c) Indebtedness provided by any Sponsor which is subordinated to the Loan upon terms and conditions acceptable to CAF.

"Total Capital" means Total Debt plus Tangible Net Worth.

Total Debt" means for the Company and Restricted Subsidiaries (a) all interest-bearing Indebtedness, whether or not subordinated to the Loan, but excluding any subordinated Indebtedness provided by any Sponsor, plus (b) any obligation on the part of the Company or any Restricted Subsidiary to fund or otherwise provide equity to any project or joint venture which is not supported by an undertaking from a creditworthy third party to provide such equity.

"Unrestricted Dividend Balance" means the sum of (a) cash dividends or other cash distributions received by the Company from Unrestricted Subsidiaries (such dividends, "Unrestricted Subsidiary Cash Dividends"), minus (b) dividends to the Company's shareholders which are deemed to have been made from Unrestricted Subsidiary Cash Dividends (provided that such sum shall not be less than zero). For purposes of the foregoing sentence, dividends to the Company's shareholders will be deemed to have been made from Unrestricted Subsidiary Cash Dividends (i) in full, at all times that dividends to the Company's shareholders are prohibited by Section 6.02(a) of the CAF Agreement, and (ii) at all other times, in the same proportion relative to the entire dividend paid to the Company's shareholders as (A) the Unrestricted Subsidiary Cash Dividend bears to (B) the sum of (1) the aggregate Net Income (as defined in the CAF Agreement) for such fiscal year and (2) the Unrestricted Subsidiary Cash Dividends. For illustration, if the Unrestricted Cash Dividends in Fiscal Year 2000 is $20x, the aggregate Net Income for such Fiscal Year is $10x, and the Company dividends to its shareholders $15x, the Unrestricted Dividend Balance is increased by $20x and then decreased by $10x ($20x/$10x multiplied by the dividend to Company shareholders), for a net balance of $10x.

"Unrestricted Subsidiary" means any Subsidiary of the Company with respect to which (a) there exist no Contractual Obligations (as defined in the CAF Agreement) which provide recourse to any assets of the Company, other than to the capital stock of such Unrestricted Subsidiary, including by virtue of a guaranty of or other contingent obligation of the Company with respect to, any such Contractual Obligations of such Unrestricted Subsidiary, (b) the Company and the Restricted Subsidiaries have no Contractual Obligations which do not comply with Section 6.02(j) of the CAF Agreement, (c) no Permits, Contractual Obligations or conditions thereto of the Company or any Restricted Subsidiary are dependent on the status, operations, property, nature or other status or such Unrestricted Subsidiary, and (d) neither the Company nor any Restricted Subsidiary has any obligation to subscribe for additional shares of capital stock or other equity interest therein, or to maintain or preserve such Unrestricted Subsidiary's financial condition or cause such Unrestricted Subsidiary to achieve certain operating results.

SHAREHOLDER MAINTENANCE AGREEMENT

In connection with the execution of the CAF Agreement, NRG, NPI and CAF entered into the Shareholder Maintenance Agreement. For a period of five years, NPI and NRG agreed to maintain a combined ownership of at least 40% of each of the voting power and the aggregate capital stock of the Company; provided, however,
                                                             --------  -------
that they agreed to maintain a combined ownership of more than 50% of each of the voting power and aggregate capital stock unless the voting stock of the Company is publicly traded and at least 20% of the voting power is held by persons other than NRG, NPI and their affiliates. Thereafter, for the remaining term of the financing, NPI and NRG agreed to maintain a combined ownership of at least 30% of each of the voting power and aggregate capital stock of the Company; provided, however, that they agreed to maintain a combined ownership of
         --------  -------
more than 50% of each of the voting power and aggregate capital stock unless the voting stock of the Company is publicly traded and at least 20% of the voting power is held by persons other than NRG and NPI and their affiliates. Additionally, they agreed to maintain effective management control of the Company, and to appoint competent directors of the Company who will exercise diligence and attention to the management of, and the appointment of officers with appropriate competence and experience to manage, the Company.

Under the Shareholder Maintenance Agreement, NRG and NPI are prohibited from encumbering or otherwise hypothecating shares in the Company or any intermediate company through which they hold their ownership interests in the Company. Additional covenants include notification/information requirements, maintenance of corporate existence, compliance with laws and regulations, and an agreement not to modify their organizational documents. In an event of default, remedies include specific performance and injunctive relief as well as monetary damages.

The Shareholder Maintenance Agreement will automatically terminate upon the repayment in full of all amounts payable under the CAF Agreement. In addition, NRG and NPI shall have the right to transfer all of their capital stock of the Company or of Tosli pursuant to a claims payment settlement under an insurance agreement covering expropriation risk, and thereupon the Shareholder Maintenance Agreement shall automatically terminate.

ITEM 2.     PROPERTIES

See Item 1 - "Business - Continuing Operations" for a description of the Company's power plants.

During 1996, the Company's principal offices in La Paz, Bolivia were located at Plaza Venezuela in a two-story office building owned by its former subsidiary, CADE. In January 1996, the Company sold CADE to Iberdrola and, prior to the sale of CADE to Iberdrola, the Company entered into a two-year lease with CADE for the Company's office space. The Company also leased other premises for office space. In February 1997, the Company canceled these leases and moved its offices to Av. Hernando Siles 5635, zona Obrajes in La Paz pursuant to a two-year lease of approximately 16,000 square feet at an annual rent of $81,000.

ITEM 3.     LEGAL PROCEEDINGS

(A) EXCESSIVE RATE CHARGE CLAIM (CENTRO CIVICO Y CULTURAL 20 DE OCTUBRE VS. COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.)

In January 1987, an action was filed against the Company by claimants purporting to represent the Company's customers alleging that the Company had applied unauthorized rates in billing its residential customers. On February 20, 1987, the Superior Court of Justice of the District of La Paz ("Superior Court") ruled that the action was unfounded. On appeal, the Supreme Court reversed the ruling of the Superior Court and the case was referred to DINE, the Government regulatory body, to establish the amounts overcharged, if any. DINE ascertained that the claimants were not registered as customers of the Company, and so informed the Court.

The claimants insisted that this is a class action suit on behalf of all customers, and that it be resubmitted to DINE. Upon resubmission by the claimants, DINE certified that, under the terms of the Electricity Code, no overcharges had taken place. This certification was again rejected by the claimants. On September 26, 1989, the Superior Court ruled that, since the Supreme Court decisions did not establish the amounts of the claim, this must now be determined by the Courts through the regular channels of Ordinary Proceedings. On July 27, 1996 a Bolivian court ruled that the claimants had abandoned their claim due to their failure to pursue this action within the statutorily prescribed period. The claimants appealed this ruling on May 30, 1997; to date the Superior Court has not ruled on the claimants appeal.

The Company is unable to predict the ultimate resolution of this matter, but in the event of an adverse ruling, the unwaived balance of $13 million of accumulated deficits in rates of return at December 31, 1989 could be used to offset any obligation arising therefrom, or the Company may be able to recover any payment it is required to make through the rates it charges to consumers. In the event of a favorable resolution to the Company, the $13 million accumulated deficit amount will be waived by the Company. See notes 4 and 6(b) of the Notes to Consolidated Financial Statements.

(B) OTHER PROCEEDINGS

The Company is a party to certain legal proceedings arising in the normal course of its business, none of which is material individually or in the aggregate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS
-------     ----------------------------------------------------

During the fourth quarter of the year ending December 31, 1997, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Common Stock was traded on the New York Stock Exchange ("NYSE") under the symbol "BLP" from November 22, 1993 until December 19, 1996, when it was delisted as a result of the Offer. Since the delisting, there has been no established active trading market for the Company's Common Stock. As of March 10, 1998, there were 376 shareholders of record and approximately 500 shareholders who held their shares through nominees.

The table below sets forth the high and low bid prices for the Common Stock on the NYSE for the periods indicated.

                                                                   Per Share
                                                                  High      Low
Year ended December 31, 1995:
     First quarter..........................................      24 1/8   19 1/2
     Second quarter ........................................      32 1/2   23 7/8
     Third quarter .........................................      31 1/4   29
     Fourth quarter ........................................      33 1/4   26

Year ended December 31, 1996:
     First quarter .........................................      38 5/8   33 1/3
     Second quarter ........................................      42 7/8   34 7/8
     Third quarter .........................................      46 3/8   37 1/4
     Fourth quarter (through December 19, 1996).............      44 3/4   42

Prices are based on the NYSE. On December 19, 1996 the reported closing bid price for the Common Stock on the NYSE was $43.75 per share.

The Company terminated its policy of paying regular quarterly dividends when the Common Stock was delisted from the NYSE. However, the Company paid a special cash dividend of $5.00 per share in January 1997 and a special cash dividend of $8.32 per share in January 1998. There is no current intention that any further special dividends will be paid or that the policy of paying regular quarterly cash dividends will be reinstated. However, the Company intends to evaluate its dividend policy from time to time with respect to its cash requirements and legal and regulatory requirements. The Company's ability to pay dividends is restricted by the CAF Agreement. See Item 1--"Business--CAF Agreement" above.

The United States has no reciprocal tax treaty with Bolivia. There is no withholding tax on dividends paid to shareholders of the Company. See Note 5 to Consolidated Financial Statements for a discussion of income taxes and withholding provisions.

ITEM 6.     SELECTED FINANCIAL DATA

Selected Financial Data for the Company are presented in a separate section of this Annual Report on Form 10-K beginning on Page No. F-1.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in a separate section of this Annual Report on Form 10-K beginning on Page No. F-4.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK.

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data, listed under Item 14, are presented in a separate section of this Annual Report on Form 10-K beginning on Page No. F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.


                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to directors is incorporated by reference to the section captioned "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's June 4, 1998 Ordinary General Meeting of Shareholders. Information with respect to executive officers follows.

                                OFFICER       POSITION WITH
 NAME                 AGE        SINCE        THE COMPANY
 ----                 ---        -----        -------------
David H. Peterson    57          1996         Chairman of the Board,
                                              Chief Executive Officer*
                                              and Director

Robert McClenachan   46          1997         Chief Executive officer*
                                              and Director

Roger J. Dupuis      56          1993         President and General
                                              Manager

Roland C. Gibson     46          1991         Vice President - Finance

All officers serve at the pleasure of the Board of Directors of the Company.

The recent business experience of the Company's executive officers is summarized as follows:

DAVID H. PETERSON has been the Company's Chairman of the Board since December 1996. He served as its Chief Executive Officer from December 1996 until November 1997. He has been Chairman of the Board of NRG since January 1994, Chief Executive Officer of NRG since November 1993, President of NRG since 1989 and a Director of NRG since 1989. He is also a director of NRGenerating (U.S. Inc.). He was also Chief Operating Officer of NRG from June 1992 to November 1993. Prior to joining NRG, Mr. Peterson was Vice President, Non - Regulated Generation for Northern States Power Company ("NSP") and has served in various other management positions with NSP during the last 20 years.

ROBERT MCCLENACHAN has been Chief Executive Officer of the Company since November 1997 and a Director of the Company since December 1996. He is also President of NRG Latin America Inc. He served as the Vice President, International Business Development of NRG from September 1995 to November 1997, and was Managing Director, Business Development from June 1992 to September 1995. Mr. McClenachan was also President of NRG Australia, a wholly-owned subsidiary of NRG, from April 1993 to October 1995. Prior to joining NRG, Mr. McClenachan served as Development Director for Bonneville Pacific Corporation, an independent power producer in Salt Lake City, Utah, from January 1991 to December 1991, and he worked from 1983 to 1991 in various positions for Central Vermont Public Service Corporation, including Vice President, Corporate Development.

ROGER J. DUPUIS has served as President and General Manager of the Company since January 1993, and as Executive Vice President of the Company from August 1991 to December 1992. He was a director from December 1993 to November 1994. He previously served as Project Manager for Canadian International Power Services, Inc. from 1987 to 1991 in Georgetown, Guyana and in Managua, Nicaragua. Mr. Dupuis received his Masters of Business Administration degree from the

------------------
* Mr. Peterson was the Company's Chief Executive Officer from December 1996 until November 1997, when Mr. McClenachan was elected to that position. Mr. Peterson continues to be the Chairman of the Board.

University of Western Ontario and his Bachelor of Electrical Engineering degree from the University of New Brunswick in Canada.

ROLAND C. GIBSON has served as Vice President-Finance of the Company since 1991 and as Assistant Finance Manager of the Company from 1988 to 1990. Prior to joining the Company in 1988, Mr. Gibson worked as an audit manager for Deloitte, Haskins & Sells in Buenos Aires, Argentina. Mr. Gibson is a Certified Public Accountant with a degree from Universidad Nacional de La Plata, Argentina.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the section captioned "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's June 4, 1998 Ordinary General Meeting of Shareholders.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

The information called for by this item is incorporated by reference to the sections captioned "Election of Directors - Securities Ownership of Management" and "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's June 4, 1998 Ordinary General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference to the sections captioned "Election of Directors - Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Transactions" and "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's June 4, 1998 Ordinary General Meeting of Shareholders.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.

REFERENCE    FORM 10-K ANNUAL REPORT          PAGE
-----------  -------------------------------  -----------
(a) (1)      Index to Financial Information

             Report of Independent               F-15
             Accountants

             Consolidated Balance Sheets at      F-16
             December 31, 1997 and 1996


             Consolidated Statements of          F-17
             Income for the years ended
             December 31, 1997, 1996 and
             1995.

             Consolidated Statements of          F-18
             Changes in Shareholders' Equity
             for the years ended December 31,
             1997, 1996 and 1995.

             Consolidated Statements of          F-19
             Cash Flows for the years ended
             December 31, 1997, 1996 and
             1995.

             Notes to Consolidated               F-20
             Financial Statements

(a) (2) The following exhibits are filed herewith or incorporated by reference:



EXHIBIT
NUMBER                       EXHIBIT
-------                      -------
2(a)        Stock Purchase Agreement dated December 15, 1995 between the Company and Iberdrola Investimentos Sociedade Unipessoal L.D.A.
            (incorporated by reference to the Company's Form 8-K dated December
            28, 1995).

2(b) Purchase Agreement, dated as of November 13, 1996, by and between NRGenerating Holdings (No.9) B.V., a wholly-owned subsidiary of NRG
            Energy, Inc., and Compania Boliviana de Energia Electrica S.A. -
            Bolivian Power Company Limited. (incorporated by reference to the
            Company's Form 8-K dated December 19, 1996).

2(c) Form of Stockholders Agreement, dated as of December 13, 1996, by and between NRG Energy, Inc. and Nordic Power Invest AB.
            (incorporated by reference to the Company's Form 8-K dated December
            19, 1996).

3(a) Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 6.1 in Registration Statement No.2-59195 on Form S-14, filed with the Commission on June 3, 1977).

3(b)4*      Amended and Restated Articles of Association of the Company.

10(a)(i)       Supreme Resolution dated May 4, 1990 (revised English
            translation) (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1990)

10(a)(ii)   Supreme Resolution No.215064 dated December 30, 1994 (Spanish and
            English translation) (incorporated by reference to the Company's
            Form 10-K for the year ended December 31, 1994).


10(a)(iii)     Supreme Resolution No.215087 dated February 2, 1995 (Spanish and
               English translation) (incorporated by reference to the Company's
               Form 10-K for the year ended December 31, 1994).

10(a)(iv)      Supreme Resolution No.215474 dated March 17, 1995 (Spanish and
               English translation) (incorporated by reference to the Company's
               Form 10-K for the year ended December 31, 1994).

10(a)(v) DINE Resolution dated June 1, 1990 regarding Third-Party Rights in Company's area of Concession (English translation)
               (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1990).

10(a)(vi)      Accord dated June 21, 1990 between DINE and the Company regarding adjustment of rates (or tariffs) (English translation)
               (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1990).

10(a)(vii)     Contract for the Supply of Electric Energy dated June 6, 1995 between the Company and Electricidad de La Paz S.A. and DINE resolution No.030/95 dated June 12, 1995 approving the agreement
               (Spanish and English language translation) (incorporated by reference to the Company's Form 10-Q for the quarter ended June
               30, 1995).

10(a)(viii)    Contract for the Supply of Electricity, dated February 26, 1996 between the Company and Empresa de Luz y Fuerza Electrica de
               Oruro S.A. (Spanish and English language translation)
               (incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 1996).

10(b)(i)**     Employment Agreement dated as of October 7, 1996 between the
               Company and Roger J. Dupuis (incorporated by reference to the
               Company's Form 10-K for the year ended December 31, 1996).

10(b)(ii)**    Employment Agreement dated as of October 7, 1996 between the
               Company and Roland C. Gibson (incorporated by reference to the
               Company's Form 10-K for the year ended December 31, 1996).

10(b)(iii)**   1994 Stock Option Plan (incorporated by reference to the
               Company's definitive proxy statement dated April 1, 1994).

10(c) Loan Agreement (No.207) dated March 16, 1995, between the Company and BHN Multibanco (Spanish and English translation)
               (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1994).

10(d)          Interconnection Agreement dated June 21, 1990 between Empresa
               Nacional de Electricidad ("ENDE") and the Company (incorporated by reference to the Company's Form 10-Q for the quarter ended
               June 30, 1990).

10(e) Form of Credit Agreement dated as of August 1, 1997, by and between Compania Boliviana de Energia Electrica S.A. - Bolivian
               Power Company Limited and Corporacion Andina de Fomento
               (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997).


10(f)       Form of Shareholder Maintenance Agreement dated as of August 1,
            1997, by and among NRG Energy, Inc., Nordic Power Invest AB and
            Corporacion Andina de Fomento (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997).

10(g) Form of Pledge Agreement dated as of August 1, 1997, by and among Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company
            Limited, Corporacion Andina de Fomento and United States Trust
            Company of New York (incorporated by reference to the Company's Form
            10-Q for the quarter ended June 30, 1997).

10(h) Form of Subsidiary Guaranty dated as of August 1, 1997, by and among Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company
            Limited, Corporacion Andina de Fomento and all Restricted
            Subsidiaries of the Company made a party to the Agreement by execution of a Joinder to Guaranty in the form attached thereto
            (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997).

10(i) Form of Indenture dated as of August 1, 1997, by and between Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company
            Limited and Corporacion Andina de Fomento (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997).

*  Filed with this report
** Required to be identified as an exhibit by Item 14(a)(3) of Form 10-K.

(b)  Reports on Form 8-K
     The Company filed no Reports on Form 8-K during the fourth quarter of 1997.

(c)  Exhibits Required by Item 601 of Regulation S-K
     The exhibits to this report follow "Signatures".

SELECTED FINANCIAL AND OPERATING DATA
-------------------------------------

                                                                           FINANCIAL HIGHLIGHTS
                                                            (US Dollars in thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31
                                           --------------------------------------------------------------------------------
                                                    1997            1996(*)           1995           1994           1993
Total Assets                                       $198,394        $153,761          $148,535       $125,918       $118,617
Gross Plant Additions                                38,738          26,438            33,464          7,252          8,207
Operating Revenue                                    21,676          20,009            52,874         45,969         43,973
Net Income                                            6,195           8,434             7,963          7,712          7,155
Net Income Per Common Share (*)                        1.47            2.01              1.90           1.84           2.34
Book Value Per Common Share                           18.15           29.96             27.66          26.20          25.25
Cash Dividends Per Common Share                       13.32            0.80              0.76           0.72           0.68

(*) average common shares outstanding: 4,202,575 in 1997, 4,201,602 in 1996, 4,198,983 in
    1995 and 1994 and 3,053,150 in 1993.


                                                                             OPERATING HIGHLIGHTS

                                                                            YEARS ENDED DECEMBER 31
                                               ----------------------------------------------------------------------------
                                                       1997            1996(*)           1995           1994           1993
Customers at End of Year                                168             151           259,937        244,611        229,780
kWh Sales (in thousands)                            834,488         861,345           910,315        888,539        882,045
Peak Demand-kW                                            -               -           224,249        214,118        205,900
Demand Purchased from ENDE-kW                             -          18,161            90,439         87,508         80,050
kWh Purchased (in thousands)                              -          22,907           264,180        245,742        184,967
kWh Generated                                       853,636         864,792           773,059        771,543        834,314

(*) In 1996 the Company sold its distribution subsidiaries and therefore no longer supplies electricity  directly  to  retail  consumers.  The Company is now primarily a wholesale electricity supplier to two former subsidiaries, ELECTROPAZ and ELF, who distribute electricity principally in the cities of La Paz and Oruro, respectively.

    See Item I - "Business - Restructuring of Bolivian Electricity Industry."

                                             FIVE YEAR HISTORICAL OPERATING REVIEW
                                                      LA PAZ DIVISION

                                                                               YEARS ENDED DECEMBER 31
                                               ----------------------------------------------------------------------------
                                                          1997          1996(*)          1995          1994          1993
Customers at End of Year:

Residential                                                                             191,126       179,979       169,503
Commercial                                                                               32,146        29,484        26,416
Industrial                                                                                  681           664           663
Public Lighting, Interconnection
 and others                                                                                  11            11            10
ELECTROPAZ                                                     1             1
Zongo Valley customers                                        42            36
Spot Market                                                    1             1
                                               ----------------------------------------------------------------------------
  TOTAL                                                       44            38          223,964       210,138       196,592
                                               ============================================================================

kWh Sales (in thousands):

Residential                                                                             352,273       345,823       330,656
Commercial                                                                              161,733       150,513       139,896
Industrial                                                                              145,874       134,417       124,344
Others                                                                                   24,356        23,127        24,964
Public Lighting                                                                          31,012        29,207        26,362
Interconnection                                                                          53,998        64,872        80,103
ELECTROPAZ                                               667,958       653,160
Zongo Valley customers                                     3,965         1,734
Spot Market                                               53,222        67,113
                                               ----------------------------------------------------------------------------
  TOTAL                                                  725,145       722,007          769,246       747,959       726,325
                                               ============================================================================

Operating Revenue (US$ in thousands):

Residential                                                                           $17,595.3     $15,456.1     $14,250.8
Commercial                                                                             15,387.1      13,099.9      12,017.6
Industrial                                                                              6,965.8       5,993.7       5,507.7
Others                                                                                  2,210.3       1,737.7       1,905.1
Public Lighting                                                                         1,612.0       1,432.6       1,238.6
Interconnection                                                                           664.1         688.2         873.9
ELECTROPAZ                                             $17,031.2     $13,554.6
Zongo valley customers                                     373.7         145.5
Spot Market                                                760.0       1,064.0
Miscellaneous                                              374.3         369.1
                                               ----------------------------------------------------------------------------
   TOTAL                                               $18,539.2     $15,133.2        $44,434.6     $38,408.2     $35,793.7
                                               ============================================================================

Peak Demand - Kw                                                                        185,500       175,000       169,000
Demand Purchased - kW                                                                    70,690        67,390        59,160
kWh Purchased (in thousands)                                                            218,082       195,770       134,379
Generation Peak - kW                                     142,800       127,520

(*) In January 1996 the Company sold Electropaz and its La Paz Division distribution assets and, as from that date, no longer supplies electricity to retail consumers.

   The Company is now primarily a wholesale supplier to Electropaz, the retain distributor in the cities of La Paz and El Alto. See Item 1 - "Business - Restructuring of Bolivian Electricity Industry".

                                       FIVE YEAR HISTORICAL OPERATING REVIEW
                                                  ORURO DIVISION

                                                                           YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                                           1997         1996         1995         1994         1993
Customers at End of Year:

Comibol +                                                                               6            6            7
Other Mining & Industrial                                                              33           29           30
Small Towns & Others                                                                   16           15           14
Rural Customers                                                                     1,511        1,394        1,393
ELF (*)                                                                            34,407       33,029       31,744
ELF-Retail distributor (*)                                    1            1
Miguillas Valley customers                                  122          111
Spot Market                                                   1            1
                                             ----------------------------------------------------------------------
  Total                                                     124          113       35,973       34,473       33,188
                                             ======================================================================
kWh Sales (in thousands):

Comibol(+)                                                                         30,663       32,853       43,350
Other Mining & Industrial                                                          17,550       16,191       21,760
Small Towns & Others                                                                9,666        9,574       10,482
Rural Customers                                                                       901          898          659
Interconnection                                                                     3,073        4,040        7,394
ELF(*)                                                                             79,216       77,024       73,074
ELF - Retail distributor(*)                             103,499      106,649
Miguillas Valley customers                                   59        1,076
Spot Market                                               5,785        2,955
Customers transferred to ELF                                          28,658
                                             ----------------------------------------------------------------------
  Total                                                 109,343      139,338      141,069      140,580      155,719
                                             ======================================================================
Operating Revenue (US$ in thousands):

Comibol *+                                                                       $1,727.4     $1,711.3     $2,405.8
Other Mining & Industrial                                                           344.7        249.7        492.8
Small Towns & Others                                                              1,228.9        989.8      1,160.5
Rural Customers                                                                      42.1         38.1         23.6
Interconnection                                                                      43.3         35.2
ELF (*)                                                                           4,836.4      4,530.0      4,020.3
ELF - Retail distributor (*)                           $3,040.4     $3,169.5
Miguillas Valley customers                                  5.0         63.7
Spot Market                                                90.9         27.7
Customers transferred to ELF                                         1,615.4
                                             ----------------------------------------------------------------------
  TOTAL                                                $3,136.3     $4,876.3     $8,222.8     $7,554.1     $8,103.0
                                             ======================================================================

Peak Demand - Kw                                                                   61,203       61,086       61,454
Demand Purchased - Kw                                                              19,749       29,118       20,890
kWh Purchased (in thousands)                                          22,907       46,098       49,972       50,587
Generation Peak - Kw                                     18,700       18,600

 + Comibol (Corporacion Minera de Bolivia) is a Bolivian Government owned mining entity.

 (*) ELF is the Company's former 95% owned subsidiary engaged in the distribution of electricity in the city of Oruro. In January and July 1996 respectively, the Company sold ELF and its Oruro Division Distribution assets. The Oruro Division Distribution customers were also transferred in July 1996. As from that date, the Company no longer supplies electricity to retail customers and is primarily a wholesale supplier to ELF. See Item 1 - "Business- Restructuring of Bolivian Electricity Industry."

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K Annual Report.

DECEMBER 1996 CHANGE OF CONTROL

In December 1996, NRG Energy, Inc. and Nordic Power Invest AB, together through Tosli Investments B.V., purchased 96.6% of the Company's outstanding common stock. The Company incurred expenses amounting to $10.3 million directly related to the sale. $6.4 million of these expenses are attributable to employee stock options (see STOCK OPTIONS COMPENSATION) and $3.9 million of these expenses are attributable to legal, finance, printing and other costs. The former principal shareholder of the Company, Liberty Power/Cogentrix and the previous management of the Company, authorized and approved all expenditures related to this transaction. The $10.3 million of expenses are unique to the Change of Control transaction and are not recurring expenses. See Item 1 - "Business - Change of Control".

GENERAL

The Company operates its electric generation business under a 40-year concession (the "Concession") from the Bolivian Government which was granted in 1990 and subsequently amended in December 1994 and March 1995. See Item 1 - "Business - Concession" for a description of the pertinent provisions of the Concession.

In December 1994, a new Electricity Law was enacted which required the Company to separate its generation, transmission and distribution activities. In order to comply with the new Electricity Law the Company formed a new subsidiary, Electricidad de La Paz S.A. ("Electropaz"), which held the Company's La Paz Division distribution assets and which was divested, together with two other Company subsidiaries, Empresa de Luz y Fuerza Electrica de Oruro S.A. ("ELF") and Compania Administradora de Empresas ("CADE"), on January 11, 1996. See "Sale of Distribution Subsidiaries" below.

On February 2, 1995 a 40-year distribution concession (the "Distribution Concession") for the cities La Paz and El Alto and surrounding areas was granted to the Company by a Supreme Resolution of the Bolivian Government. Pursuant to the provisions of the Distribution Concession, the Company transferred the Distribution Concession to Electropaz in December 1995.

The Company has entered into an Electricity Supply Contract with Electropaz dated June 6, 1995 which as amended, provides that the Company shall sell, and Electropaz shall purchase, all of the electricity that the Company can supply, up to the maximum amount of the electricity required by Electropaz to supply the requirements of its concession area. The Electricity Supply Contract expires in December, 2008.

The Company also sells power on a wholesale basis to ELF, which distributes electricity to the city of Oruro and surrounding areas. On January 10, 1996, the then Government regulatory board, Direccion Nacional de Electricidad ("DINE"), granted ELF a 40-year concession for the distribution of electricity in the City of Oruro. On February 26, 1996 the Company and ELF entered into a long-term Electricity Supply Contract on terms substantially similar to the Electricity Supply Contract between the Company and Electropaz.

SALE OF DISTRIBUTION SUBSIDIARIES

In order to comply with the new Electricity Law, on December 15, 1995 the Company entered into a Stock Purchase Agreement (the "Agreement") with Iberdrola Investimentos Sociedade Unipessoal L.D.A., a Portuguese company ("Iberdrola"), which is a subsidiary of Iberdrola S.A., a Spanish electric utility, providing for the sale to Iberdrola of three of the Company's subsidiaries - Electropaz, ELF and CADE - for an aggregate cash price of $65.3 million (the "Purchase Price"). The closing of the Agreement was held on January 11, 1996.

On the closing date, Iberdrola paid to the Company $57.5 million in cash and deposited $7.8 million in an escrow account pending the satisfaction of certain conditions. Of the $7.8 million deposited in escrow, $6 million, $1.4 million and $0.4 million respectively were released to the Company in February and July 1996 and November 1997 upon resolution of certain outstanding issues.

In accordance with the Agreement an adjustment of $513,000 subsequently was agreed to between the Company and Iberdrola to reflect changes in the book value of Electropaz and ELF, resulting in an increase in the Purchase Price from $65.3 million to $65.8 million.

EXPANSION AND MODERNIZATION PROJECTS

Under the terms of the Concession, the Company is obligated to expand its hydroelectric generating capacity in the Zongo Valley. This expansion consists of adding generation facilities, modernizing existing facilities and constructing transmission lines to transmit the increased generation capacity as required by the Concession (the "Zongo Project"). The Zongo Project is expected to add approximately 65 MW to the Company's generating capacity and is expected to be completed in mid 1999.

Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company has invited certain selected contractors to submit their bids for an engineering, procurement and construction contract by May 1998. Based on the terms of these bids and on the availability of long-term debt and equity sources to provide financing, the Company will make a decision as to whether or not it should proceed with the Miguillas Expansion. See Item 1 - "Business - Expansion and Modernization Projects".

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that from 1998 through 1999 approximately $44 million be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The

Company estimates that during the next two years it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million of its regular capital expenditure program. Based on revised and updated projections, which include the settlement of certain claims from contractors and redesign of civil works, the total cost of the Zongo Project, including expenditures through December 31, 1997 of $76 million, is estimated to be $113 million ($98 million for generation facilities and $15 million for transmission facilities).

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1997, $26.7 million of loan proceeds under the CAF Agreement was available for this purpose. During 1997 and 1996, the Company expended $39 million and $25.5 million, respectively, on the Zongo Project. See "Liquidity and Capital Resources" below. The capital requirements discussed above do not include possible funding requirements of the Miguillas Project and the Puerto Suarez Project referred to above.

REGULATION AND RATE SETTING

The Electricity Law, and the Sectorial Regulatory Law, both enacted in 1994, created a new Government agency, known as the Superintendency of Electricity, which is responsible for performing the regulatory functions previously performed by the Government regulatory board, Direccion Nacional de Electricidad.

The Company's Concession provides that until December 2001 the Company shall be entitled to the rate of return established under the old Electricity Code. Thereafter, until December 2008 the Company shall be entitled to the rate of return provided under the old Electricity Code or, at its option, to price and sell its generated power under the marginal cost pricing system established under the new Electricity Law. Thereafter, the Company shall be subject to the marginal cost pricing system established under the new Electricity Law. The new Electricity Law provides that rates will be determined on an unregulated, competitive marginal cost basis, similar to systems operating in Argentina, Chile and the United Kingdom, rather than the present regulated rate of return basis.

Since 1990, the Company's rates have been set in accordance with the old Electricity Code, which provides for a 9% rate of return on the Company's Rate Base (approximately the depreciated book value of the Company's utility plant and equipment plus an allowance for materials not exceeding 3% of tangible assets and an allowance for working capital of 12.5% of gross revenues) and for adjustments in the rates to compensate for shortfalls or excesses in the rate of return in prior years.

Until the Company's distribution activities were divested in January 1996, the Company applied for periodic adjustments in its distribution rates in order to provide for an annual return of 9% on its Rate Base. In 1995 the Company was granted a 4.6% increase in its distribution rates which enabled the Company to earn its 9% return on its Rate Base in 1995. In December 1995, when it was apparent that the Company would no longer be engaged in the distribution of electricity, the Company applied for new generation rates and in February 1996 the Superintendency of Electricity granted this request, effective retroactively to January 1, 1996. Based on such rates, the Company's return in 1996 was 9.15%.

The Company subsequently held discussions with the Superintendency of Electricity with a view to establishing the criteria which will govern the Company's future requests for rate adjustments. In this connection, on October 30, 1996 the Company presented to the Superintendency of Electricity the Company's analysis of what likely will be the required rate adjustments during the period of 1996 through 2001.

On February 5, 1997, the Superintendency of Electricity issued a Resolution granting the Company an 18.2% rate increase as from February 1, 1997, 21.3% in 1999 and 19.5% in 2000. The Resolution also provides for annual reviews of rates in order to correct any shortfall or excess in the Company's actual rate of return during the period 1997 through 2001. The increase granted by the Superintendency of Electricity on February 5, 1997 enabled the Company to earn a 9.5% return on its Rate Base in 1997, although this calculation has not yet been agreed to with the Superintendency of Electricity.

In addition, pursuant to the annual reviews of rates called for by the Resolution issued by the Superintendency of Electricity on February 5, 1997, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study for the period of 1998 through 2002. This rate case study requests rate increases of 20.9% in 1998, 20.7% in 1999 and 2.8% in 2002, with no increases required in 2000 and 2001. The Superintendency of Electricity has not ruled on the Company's rate increase request. On January 30, 1998 the Superintendency of Electricity issued a resolution which maintains the Company's current rates until March 31, 1998. The Company expects that a resolution will be issued in the near future, establishing the rates to be applied as from April 1, 1998.

The Company's rates are indexed to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Boliviano and the U.S. dollar, thereby providing the Company with protection from effects of fluctuations in the exchange rate. Although Bolivia suffered from periods of hyperinflation in prior years, the Government has been successful in maintaining a relatively low rate of inflation since 1986. While the Company does not anticipate that there will be a period of hyperinflation in the near future, it should be recognized that in a period of hyperinflation there can be no assurance that dollar indexing would adequately protect the Company from severe currency fluctuations. See "The Republic of Bolivia - Inflation" below.

The Company is entitled to include in its rates an amount equal to the excess of the rate of interest paid over 6% on any financing approved by the Government. In approving the CAF Agreement, the Government approved the inclusion of this excess in the rate base of the interest on only $55.6 million of borrowings under the CAF Agreement.

STOCK OPTIONS COMPENSATION

A. In December 1996, upon the change in control of the Company - see "Item 1 - Business - Change of Control" - the Company charged $6.4 million to income in relation to stock options compensation to Directors, officers and certain key employees (the "Optionees") of the Company. This charge arose due to the termination of options granted pursuant to the Company's 1994 stock option plan and to the termination of the agreement between Liberty Power/Cogentrix Bolivia Inc. and certain executive officers of the Company.

The stock options granted to Optionees pursuant to the Company's 1994 Stock Option Plan were terminated on December 20, 1996 and the Company paid the Optionees the amount equal to the excess of the tendered price for the purchase of the Company's common stock over the exercise price for each share covered by the options. Total expenditure for the termination of these options amounted to approximately $1.7 million.

B. In addition, the Company charged $4.7 million to income with respect to stock options compensation paid to three executive officers of the Company pursuant to the termination of the agreement by which Liberty Power/Cogentrix Bolivia Inc., which owned 719,206 shares or 17.1% of the outstanding common stock of the Company prior to the change of control of the Company, had granted to three executive officers of the Company (the "Officers") options (the "Options") to purchase an aggregate of 431,523 of the shares (the "Shares") owned by Liberty Power/Cogentrix. The Options were granted at the approximate time Liberty Power/Cogentrix acquired its 17.1% interest in the Company in November 1994.

The price per share paid by the Officers upon the termination of the Options was equal to the greater of: (i) $25.00 per share plus 5% per year compounded annually or (ii) $25.00 per share, plus 100% of the cumulative increase (if any) in the consolidated shareholders' equity per share of common stock of the Company determined in accordance with U.S. generally accepted accounting principles, in each case from the date the Options were granted to the date of termination.

Since the Options are considered to be variable price options, the beneficiaries of the Options were officers of the Company and as Liberty Power/Cogentrix owned more than 10% of the common stock of the Company at the date the Options were granted, under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the benefits received had to be recorded as compensation in the Company's Income Statement. Consequently, as the Options were terminated upon the change of control of the Company, the accounting provisions for the Options require that the excess, if any, of the tendered price of the common stock of the Company over the price of the Options must be recorded by the Company as compensation expense even though there is no actual cost to the Company. Such excess is recognized as a charge to income with a corresponding credit to Additional Capital within the Shareholders' Equity section of the Consolidated Balance Sheet. This charge had no effect on the Company's cash flow and will not be recurring in the future.

C. On February 21, 1997, the Company granted 13,500 new options to management under the existing 1994 option plan at US$43 a share. These options vest over five years.

On November 25, 1997, the Company granted 70,000 new options to the newly elected Chief Executive Officer. Exercising these options is contingent on the occurrence of a number of events (building of new plants, achievement of stock price levels, etc.). These events are principally unrelated except that none of the options are exercisable until the Company has a successful public offering.

The relevant data regarding these options is as follows:

                                                            1997
                                                      -----------------
Outstanding at beginning of year
   Granted:
   Series 1 (February 21, 1997)                                  13,500


   Series 2 (November 25, 1997)                                  70,000
                                                      -----------------

Outstanding at end of year                                       83,500
                                                      =================

Shares available at end of year
   for options that may be granted in
   subsequent year:                                             216,500
                                                      =================

Range of exercise prices for outstanding options      US$ 31.00 - 43.00

Weighted average grant-date exercise price of
   options                                                    US$ 32.94

Weighted average grant-date estimated market price
   of share                                                   US$ 32.94

Weighted average grant-date value (difference
   between estimated market price and exercise price)
   of options granted during the year                                --
                                                      =================

Compensation cost recognized in income for the year
   ended December 31, 1997                                           --
                                                      =================

The Company has calculated the pro forma effects of accounting for the stock option plan in accordance with SFAS No. 123 on the basis of the fair market value based accounting method. Had compensation cost for the stock option plan been determined based on the fair value at the grant date in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been affected as indicated below.

                                                    1997
                                                  --------

Net income - as reported                             6,195
Net income - pro forma                               6,131

Earnings per share - as reported                  US$ 1.47
Earnings per share - pro forma                    US$ 1.46

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: expected dividend yield of 0%, expected volatility of 0%, annual risk-fee interest rate of 9.5% and expected average lives of 5 years.

                                                   1997
                                                 ---------
Weighted average grant-date fair value           US$ 12.46

RESULTS OF OPERATIONS
1997 compared with 1996
-----------------------

Electricity sales in 1997 were 834,488 MWh, an overall decrease of 3.1% when compared to 1996, because in the first six months of 1996 the Company was still engaged in the distribution activity in the Oruro division providing service to its Oruro division customers. Excluding these sales to Oruro customers, Electricity sales in 1997 were almost the same as in 1996. Revenue in 1997 increased by 8.3% over 1996, but excluding the sales to the Oruro customers the overall increase in revenue is 17.8%. This is principally due to the rate increase granted to the Company in February 1997.

The Company's overall hydro generation decreased by 3% in 1997, despite the fact that both the Tiquimani plant and the new Zongo plant went on line in 1997.
This reduction occurred in the second half of 1997, and is attributable to the Company's plans - and recommendations from governmental authorities - to increase water storage, and consequently restrict production, in order to face what is expected to be a very dry year in 1998.

Operating expenses in 1997 decreased by 33% from 1996 principally due to the fact that in 1996 the Company charged $6.4 million to income in relation to stock options compensation to certain officers of the Company. This charge was a non-recurring expense. In addition, the Company no longer purchases bulk power to supply retail customers in the Oruro Division. As from July 1, 1996 the Company transferred its retail customers in the Oruro Division to its former subsidiary ELF, and therefore discontinued its purchase of bulk power in the Oruro Division. In the first six months of 1996 the cost of power purchased amounted to $1.5 million. The depreciation charge has increased by 10.3% due to the addition of new facilities to the rate base during 1997.

Due to the reasons above mentioned, operating income in 1997 was equivalent to 26.5% of operating revenue. In 1996 the Company's operating loss compared to operating revenue was equivalent to 20.8%

Interest capitalized during construction increased in 1997 due to the continuous increase of the balance of work in progress (Zongo expansion). Interest is currently being capitalized and allocated to work in progress at rates permitted in the Bolivian Electricity Code.

Interest income decreased in 1997 as the balance of temporary investments decreased principally due to expenditure for the Zongo expansion, special dividends and other extraordinary expenses. In addition, in 1996 the Company charged $3.9 million to income in relation to expenses relating to the change of control of the Company. This charge was a non-recurring expense.

The financial statements at December 31, 1996 include a gain of $16.3 million on the sale of the Company's former subsidiaries Electropaz, ELF and CADE. The effect on earnings per common share is $3.17.

The Company's statutory income tax is 34.375% which is comprised of an income tax of 25% relating to branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The Company is permitted to recover such taxes through the rates it charges its consumers. The effective tax rate of 28.8% in 1997 differs from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes.

Net income in 1997 was $6.2 million or $1.47 per Common Share as compared to $8.4 million of 2.01 per Common Share in 1996.

1996 COMPARED WITH 1995
-----------------------

As from January 1, 1996 the Company is no longer engaged in distribution activities in the cities of La Paz, El Alto and Oruro and the distribution customers and the associated assets in the Oruro division were transferred to the Company's former subsidiary ELF on July 1, 1996.

The Company incurred an operating loss in 1996 principally due to a non-recurring $6.4 million charge relating to stock options compensation to directors, officers and certain employees of the Company. Absent these charges, in 1996 the Company would have had operating income amounting to approximately $2.3 million, which is equivalent to 11% of operating revenue. In both 1995 and 1994, operating income was equivalent to 13% of operating revenue.

The decrease - in absolute amounts - of the Company's operating results in 1996 when compared to prior years is also due to the reduction in value of the Company's rate base following the sale of the Company's distribution subsidiaries. The Company anticipates that the absolute amounts of its current operating results will not increase until the Company completes its Expansion and Modernization Projects with a consequent increase in the Company's rate base.

The Company's sales of electricity as a generator in 1996 were 861,345 MWh, as compared to sales to retail consumers of 910,315 MWh in 1995. (Sales to retail consumers in 1995 included purchases of bulk power from the interconnected system and also were affected by losses in the distribution system - approximately 11% of total electricity generated or purchased). The generation rate which the Company earned on electricity delivered for 1996 was $.0232 per Kwh, resulting in operating revenue of $20 million. In 1995 the Company earned a distribution rate of $.0578 per Kwh on its electricity delivered, resulting in operating revenues of $52.6 million.

Operating expenses in 1996 decreased by 47% from 1995 principally due to the fact that, as from January 1, 1996, the Company no longer purchases bulk power to supply retail customers in the La Paz Division. As from July 1, 1996 the Company transferred its retail customers in the Oruro Division to its former subsidiary ELF, and therefore also discontinued its purchases of bulk power in the Oruro Division. In 1995 the cost of power purchased amounted to $18.8 million as compared to $1.5 million in 1996. In addition, the Company's payroll expenses decreased by approximately $4.5 million or 54.2%, as the Company's workforce, upon the sale of its distribution subsidiaries, decreased from 952 to 333 employees as from January 1, 1996 and to 287 employees as from July 1, 1996. The Company's depreciation charge also decreased by $1.9 million or 38.5% as a result of the sale of its distribution subsidiaries.

As explained above, in 1996 the Company charged $6.4 million to income as stock options compensation to officers, directors and employees of the Company. In 1995 such charge amounted to $840,000.

Interest and other income increased from $3.1 million to $4.6 million in 1996 when compared to 1995, principally due to the increase in the balance of temporary investments. This increase related to the proceeds received from the sale of the Company's distribution subsidiaries.

The financial statements at December 31, 1996 include a gain of $16.3 million on the sale of the Company's former subsidiaries Electropaz, ELF and CADE. $57.5 million, $6 million and $1.4 million were received as proceeds from the sale transaction in January, February and July 1996, respectively. A further $513,000 were received as a post-closing adjustment in December 1996. $400,000 were still held in escrow pending the approval of certain modifications to the ELF concession.

The Company's statutory tax rate is 34.375% which is comprised of an income tax of 25% relating to branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The Company is permitted to recover such taxes through the rates it charges its consumers. However, the Company's effective tax rate is 29.3% because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian tax and because, as permitted by Bolivian tax legislation, the 12.5% withholding tax has not been calculated on the gain on the sale of the distribution subsidiaries. This gain is being reinvested in Bolivia and consequently the withholding tax does not apply.

As a result of the change of control in the Company, see Item 1 - "Business - Change of Control" above - in 1996, the Company expensed $3.9 million relating to investment banker and legal fees, as well as printing and other miscellaneous expenses. These expenses have been disclosed as a non-operational and non-recurring expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

During 1997, 1996 and 1995, the Company incurred capital expenditures of $38.7 million, $26.5 million and $33.35 million, respectively. In 1997 and 1996 these expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project and in 1995 to expenditure relating to the Zongo Project and to the installation of the El Alto gas turbines. The Company funded the expenditures from internally generated funds and from proceeds received from the sale of its distribution subsidiaries, as explained above. In 1995 expenditures were financed from internally generated funds and from a loan from BHN Multibanco.

At December 31, 1997 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $4.7 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

The Company paid a special dividend of $5 per share (an aggregate of $21,012,875) in January 1997 and $8.32 per share (an aggregate of $34,965,424)
in January 1998. The Company has no present plan to pay any additional dividends.

On August 13, 1997 the Company entered into the CAF Agreement pursuant to which the Company has borrowed $61,700,000. The Company does not expect to borrow any additional amounts under the CAF Agreement and if it elected to do so, it would be required to prepay a corresponding amount of other indebtedness currently outstanding.

Under the Credit Agreement, the Company is now prohibited from declaring or paying any dividend or making any distribution on its share capital or purchasing, redeeming or otherwise acquiring any shares of capital stock of the Company or any option over the same, unless (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the loan documents, (ii) after making such payment or distribution, the Company is in compliance with certain financial ratios described below, (iii) the Debt Service Coverage Ratio (as defined in the CAF Agreement) for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a default or event of default has not occurred and is not continuing, provided that the Company may, at any time that no default or event of default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance (as defined in the CAF Agreement).

The CAF Agreement imposes on the Company the following obligations, among others: (1) not to allow the Leverage Ratio (as defined in the CAF Agreement) to exceed 0.60/1; (2) to maintain the Tangible Net Worth (as defined in the CAF Agreement) of at least $65 million or, except as may result from payment of the special dividend paid in January 1998, allow a cumulative reduction of Tangible Net Worth (as defined in the CAF Agreement) in excess of 15% over any period of four consecutive fiscal quarters; (3) to maintain a Current Ratio (as defined in the CAF Agreement) of at least 1.00/1; and (4) not to allow the Collateral Value Ratio (as defined in the CAF Agreement) to fall below 1.25/1 at any time. See
Item 1  "Business--CAF Agreement."

In January 1996, the Company received $57.5 million of the aggregate Purchase Price of $65.3 million of the Company's three subsidiaries, Electropaz, ELF and CADE. See "Sale of Distribution Subsidiaries" above. The balance of the Purchase Price, $7.8 million, was deposited in an escrow account pending the satisfaction of certain conditions. In February and July 1996 and November 1997, $6 million, $1.4 million and $0.4 million, respectively, of the amount deposited in escrow were released to the Company. Subsequently, the Company and Iberdrola agreed to an additional $513,000 as an adjustment to the purchase price which was paid to the Company in December 1996.

The Company estimates that from 1998 through 1999 approximately $44 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that during the next two years it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program. The total cost of the Zongo Project, including expenditures through December 31, 1997 of $ 76 million, is estimated to be $113 million ($98 million for generation facilities and $15 million for transmission facilities).

The Company intends to fund the Zongo Project and its regular capital expenditure program with the borrowings from CAF, possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1997, $26.7 million of loan proceeds under the CAF Agreement was available for this purpose. During 1997 and 1996, the Company expended $39 and $25.5 million, respectively, on the Zongo Project.

In order to update its data processing facilities, the Company is currently in the process of acquiring a software package which will satisfy the Company's current information requirements and which render such facilities ready for the year 2000. The Company believes that the change of the century issue will be adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operation.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 6.7%, 7.6%, 12.6% in 1997, 1996 and 1995, respectively. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


        TO THE BOARD OF DIRECTORS AND SHAREHOLDERS

        COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.

        BOLIVIAN POWER COMPANY LIMITED -

        We have audited the accompanying consolidated financial statements of Compania de Energia Electrica S.A. Bolivian Power Company Limited and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income of cash flows and of shareholders' equity for each of the three years in the period ended December 31, 1997 appearing on pages . ... through pages . .....  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements audited by us, appearing on pages ..... through ......., present fairly, in all material respects, the financial position of Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company Limited and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with accounting principles generally accepted in the United States of America.

        La Paz, Bolivia
        February 13, 1998

                                                CONSOLIDATED BALANCE SHEETS
                                       (US DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             December 31
                                                                            ----------------------------------------------
                                                                                      1997                      1996
                                                                                    --------                  --------
                                  A  S  S  E  T  S
                                  ----------------
Utility Plant
  In service
      Production                                                                          85,329                    60,082
      Transmission                                                                        10,833                     9,328
  Construction work in progress                                                           54,466                    41,644
  General Property                                                                         5,434                     4,893
                                                                            --------------------      --------------------
                                                                                         156,062                   115,947
  Less accumulated depreciation                                                           39,750                    36,770
                                                                            --------------------      --------------------
Net utility plant                                                                        116,312                    79,177
                                                                            --------------------      --------------------
Current assets
      Cash and cash equivalents                                                            1,453                     3,024
      Temporary investments at fair market value
      (includes restricted collateral deposits
       of $3,410 in 1997 and $10,435 in 1996)                                             66,227                    57,028
      Accounts receivable, net                                                             7,489                     7,471
      Materials and supplies                                                               3,004                     3,979
      Prepaid expenses                                                                     1,003                     1,048
                                                                            --------------------      --------------------
Total Current Assets                                                                      79,176                    72,550
                                                                            --------------------      --------------------
Other assets                                                                               2,906                     2,034
                                                                            --------------------      --------------------
Total Assets                                                                            $198,394                  $153,761
                                                                            ====================      ====================

                       SHAREHOLDERS' EQUITY AND LIABILITIES
                       ------------------------------------
Shareholders' equity
      Common shares, without par value
      (13,066,803 authorized, 4,202,575
       issued and outstanding in 1997 and
       4,202,567 in 1996)                                                               $ 55,247                  $ 55,247
      Additional capital                                                                  14,493                    14,493
      Unrealized loss on temporary investments                                               (14)                     (173)
      Earnings reinvested                                                                  6,557                    56,340
                                                                            --------------------      --------------------
Total Shareholders' Equity                                                                76,283                   125,907
                                                                            --------------------      --------------------
Long-term debt                                                                            70,964                    11,910
Provision for severance indemnities                                                        3,649                     3,126
                                                                            --------------------      --------------------
                                                                                          74,613                    15,036
                                                                            --------------------      --------------------
Current liabilities
      Accounts payable                                                                     6,058                     5,851
      Current portion of long term-debt                                                    2,647                     1,323
      Dividends payable                                                                   34,965                         -
      Other liabilities
          Taxes on income                                                                  2,269                     4,943
          Other taxes                                                                      1,361                       473
          Other                                                                              198                       228
                                                                            --------------------      --------------------
Total Current Liabilities                                                                 47,498                    12,818
                                                                            --------------------      --------------------
Contingencies and commitments                                                                  -                         -
                                                                            --------------------      --------------------
Total Shareholders' Equity and Liabilities                                              $198,394                  $153,761
                                                                            ====================      ====================

See accompanying Notes to Consolidated Financial Statements.

                                            CONSOLIDATED STATEMENTS OF INCOME
                               (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

                                                                              YEARS ENDED DECEMBER 31
                                                           --------------------------------------------------------------
                                                                   1997                 1996                  1995
                                                           ------------------    ------------------    ------------------
Operating revenue                                                  $   21,676           $   20,009             $   52,874
                                                           ------------------   ------------------    -------------------

Operating expenses
    Operations                                                         10,136               12,342                 34,036
    Maintenance                                                         1,716                1,603                  4,207
    Depreciation                                                        3,306                2,998                  4,878
    Taxes, other than income taxes                                        783                  788                  1,984
    Stock options compensation                                              -                6,437                    840
                                                           ------------------   ------------------    -------------------
Total operating expenses                                               15,941               24,168                 45,945
                                                           ------------------   ------------------    -------------------

Operating income (loss)                                                 5,735               (4,159)                 6,929
                                                           ------------------   ------------------    -------------------

    Sale of distribution subsidiaries                                       -               16,273                      -
    Interest capitalized                                                2,808                1,554                    855
    Other, principally interest income                                  1,733                4,598                  3,112
    Expenses relating to change of control
         of the Company                                                     -               (3,918)                     -
                                                           ------------------   ------------------    -------------------
Total other income                                                      4,541               18,507                  3,967
                                                           ------------------   ------------------    -------------------

Income before interest charges
          and income taxes                                             10,276               14,348                 10,896
Interest charges                                                        1,577                1,462                    818
                                                           ------------------   ------------------    -------------------
Income before taxes                                                     8,699               12,886                 10,078
Income tax                                                              2,504                4,452                  2,115
                                                           ------------------   ------------------    -------------------

Net income                                                         $    6,195           $    8,434             $    7,963
                                                           ==================   ==================    ===================

Average common shares outstanding                                   4,202,575            4,201,602              4,198,983
                                                           ==================   ==================    ===================


Earnings per common share                                               $1.47                $2.01                  $1.90
                                                           ==================   ==================    ===================

See accompanying Notes to Consolidated Financial Statements.

                                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                              YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                            (US DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            Unrealized
                                                                                              loss on             Total
                                          Common       Additional          Earnings          Temporary        Shareholders
                                          Shares         Capital          Reinvested        Investments          Equity
                                       ------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                 $55,237         $   8,965         $  46,495          $    (700)         $ 109,997
  Net income for year                           -                 -             7,963                  -              7,963
  Dividends paid ($ 0.76 per share)             -                 -            (3,191)                 -             (3,191)
  Unrealized gain on temporary
       investments                              -                 -                 -                551                551
Stock options compensation                      -               840                 -                  -                840

---------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                 $55,237         $   9,805         $  51,267          $    (149)         $ 116,160
  Net income for year                           -                 -             8,434                  -              8,434
  Increase in share capital                    10                 -                 -                  -                 10
  Dividends paid ($ 0.80 per share)             -                 -            (3,361)                 -             (3,361)
  Unrealized loss on temporary
     investments                                -                 -                 -                (24)               (24)
  Stock options compensation                    -             4,688                 -                  -              4,688

---------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                 $55,247         $  14,493         $  56,340          $    (173)         $ 125,907
  Net income for year                           -                 -             6,195                  -              6,195
  Dividends ($ 13.32 per share)                 -                 -           (55,978)                 -            (55,978)
  Unrealized gain on temporary
      investments                               -                 -                 -                159                159

---------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                 $55,247         $  14,493         $   6,557          $     (14)         $  76,283
                                          =======         =========         =========          =========          =========

See accompanying Notes to Consolidated Financial Statements

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN US DOLLARS, IN THOUSANDS)

                                                                                  YEARS ENDED DECEMBER 31
                                                                                  ------------------------
                                                                           1997              1996               1995
                                                                      ----------------------------------------------
Cash flows from operating activities
 Net income                                                           $   6,195         $   8,434          $   7,963
 Adjustments to reconcile net income to
   cash provided by (used in) operating activities:
   Profit on sale of subsidiaries                                             -           (16,273)                 -
   Depreciation                                                           3,306             2,998              4,878
   Provision for indemnities                                                746               732              1,308
   Interest capitalized                                                  (2,808)           (1,554)              (855)
   Stock options compensation                                                 -             4,688                840
   Other-net                                                               (713)           (1,308)               261
(Increase) Decrease in accounts receivable                                  (18)           (6,095)               625
Decrease (Increase) in materials and supplies                               975            (1,221)            (2,124)
Decrease (Increase) in prepaid expenses                                      44               402             (1,326)
Increase in accounts payable                                                207               958              1,256
(Decrease) Increase in taxes payable                                     (1,786)            1,482              1,811
(Decrease) Increase in other liabilities                                    (30)               59               (532)
Indemnities paid                                                           (223)           (2,002)              (623)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating
   activities                                                             5,895            (8,700)            13,482
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
    Utility plant additions                                             (38,738)          (26,438)           (33,464)
    Cash received from disposal of subsidiaries
      net of cash disposed and of related expenses                            -            58,427                  -
    Net (Increase) Decrease in temporary
      investments                                                        (9,198)          (25,337)            11,618
    Other-net                                                             1,106               296                810
--------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by investing
      activities                                                        (46,830)            6,948            (21,036)
--------------------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities
      Proceeds from long-term debt                                       61,700                 -             13,233
      Payment of long-term debt                                          (1,323)                -                  -
      Payment of dividends                                              (21,013)           (3,361)            (3,191)
--------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing
        activities                                                       39,364            (3,361)            10,042
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                                                      (1,571)           (5,133)             2,488
Cash and cash equivalents at beginning of period                          3,024             8,137              5,649
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                 $   1,453         $   3,024          $   8,137
                                                                      ==============================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                                                                           1997              1996               1995
                                                                      ----------------------------------------------
Cash paid during the period for:
Interest (net of amount capitalized)                                  $  (1,231)        $     (92)         $     (37)
Income tax and withholding tax on branch income                       $   4,372         $   2,776          $   1,093

See accompanying notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                        DECEMBER 31, 1997, 1996 AND 1995
      (IN THOUSANDS, EXCEPT SHARE, PER SHARE DATA AND EXCHANGE RATE DATA)

1.  CHANGE OF CONTROL

In December 1996, NRG Energy and Nordic Power Invest AB, together through Tosli Investments B.V., a Netherlands limited liability company, purchased 96.6% of the Company's common stock, pursuant to a cash tender offer for all the outstanding shares of the Company at $43 per share. As a result of this transaction the Company incurred non-recurring expenses amounting to $10,355. Of this amount, $6,437 related to stock options compensation (see note 2g.) and $3,918 were spent in respect of legal, financial and printing costs.

2.  ACCOUNTING PRINCIPLES

A.  CONSOLIDATION POLICY

During 1995, the Company had two divisions, the La Paz Division and the Oruro Division. The La Paz Division generated and distributed electric power to the cities of La Paz and El Alto and the Oruro Division supplied electric power to mines operated by an agency of the Bolivian Government, Corporacion Minera de Bolivia ("Comibol"), and sold wholesale power to the Company's subsidiary, Empresa de Luz y Fuerza Electrica de Oruro S.A. ("ELF"), which distributed electricity to the City of Oruro.

The consolidated financial statements at December 31, 1995 include the accounts of the Company's Head Office and Bolivian Branch and its former distribution subsidiaries, Electricidad de La Paz ("Electropaz"), ELF and Compania Administradora de Empresas ("CADE") which were sold on January 11, 1996. (See note 3). As from 1996, the consolidated financial statements solely include the accounts of the Company's Head Office and its Bolivian Branch.

B.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. Dollars, the functional currency of the Company.

C.  UTILITY PLANT AND RELATED MATERIALS

Properties and related materials are stated at cost. In accordance with a resolution of the Government Regulatory Board, depreciation is provided on a straight line basis over estimated service lives for different types of facilities which range between 5 and 40 years. Charges for maintenance and repairs are expensed as incurred and costs of renewals and improvements are capitalized.

Interest expense from funds used during construction is capitalized and allocated to work in progress at rates permitted in the Bolivian Electricity Code.

D.  TEMPORARY INVESTMENTS

The Company accounts for investments in securities for sale at their fair market value, reporting unrealized holding gains and losses separately in shareholders' equity. Unrealized gains of $159 and $551 have been reported at December 31, 1997 and 1995, respectively, and an unrealized loss of $24 has been reported at December 31, 1996.

E.  CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

F.  EARNINGS PER COMMON SHARE

Earnings per Common Share are calculated by dividing net income by the average number of outstanding Common Shares.

G.  STOCK OPTIONS ACCOUNTING

A. On May 4, 1994, the Company adopted a Stock Option Plan that provides for the issuance of stock options at not less than the fair market value of the underlying stock on the date the options were granted. Prior to the change of control of the Company on December 20, 1996, options to purchase 107,760 shares had been granted to certain officers, directors and employees (the "Optionees") of the Company, of which 25,380 were exercisable.

On December 20, 1996, pursuant to the change of control of the Company, the stock options granted to the Optionees were terminated, and the Company paid the Optionees the amount equal to the excess of the tendered price for the purchase of the Company's common stock over the exercise price for each share covered by the options. The total amount charged to income in relation to the termination of these stock options was $1,749.

B. In addition, in 1996, the Company charged $4,688 as stock options compensation to three executive officers of the Company pursuant to the termination of the agreement by which Liberty Power/Cogentrix Bolivia Inc. ("Liberty Power/Cogentrix"), which owned 719,206 shares or 17.1% of the outstanding common stock of the Company prior to the change of control of the Company, had granted to three executive officers of the Company (the "Officers") options (the "Options") to purchase an aggregate of 431,523 of the shares (the "Shares") owned by Liberty Power/Cogentrix. The Options were granted at the approximate time Liberty Power/Cogentrix acquired its 17.1% interest in the Company in November 1994.

The price per share paid by the Officers upon the termination of the Options is equal to the greater of: (i) $25.00 per share plus 5% per year compounded annually or (ii) $25.00 per share, plus 100% of the cumulative increase (if any) in the consolidated shareholders' equity per share of common stock of the Company determined in accordance with U.S. generally accepted accounting principles, in each case from the date the Options were granted to the date of termination.

Since the Options are considered to be variable price options, the beneficiaries of the Options were officers of the Company and as Liberty Power/Cogentrix owned more than 10% of the common stock of the Company at the date the Options were granted, under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the benefits received had to be recorded as compensation in the Company's Income Statement. Consequently, as the Options were terminated upon the change of control of the Company, the accounting provisions for the Options require that the excess, if any, of the tendered price of the common stock of the Company over the price of the Options must be recorded by the Company as compensation expense even though there is no actual cost to the Company. Such excess is recognized as a charge to income with a corresponding credit to Additional Capital within the Shareholders' Equity section of the Consolidated Balance Sheet. This charge had no effect on the Company's cash flow and will not be recurring in the future.

C. On February 21, 1997, the Company granted 13,500 new options to management under the existing 1994 option plan at US$43 a share. These options vest over five years.

On November 25, 1997, the Company granted 70,000 new options to the newly elected Chief Executive Officer. Exercising these options is contingent on the occurrence of a number of events (building of new plants, achievement of stock price levels, etc.). These events are principally unrelated except that none of the options are exercisable until the Company has a successful public offering.

The relevant data regarding these options is as follows:

                                                            1997
                                                      -----------------
Outstanding at beginning of year
   Granted:
   Series 1 (February 21, 1997)                                  13,500
   Series 2 (November 25, 1997)                                  70,000
                                                      -----------------

Outstanding at end of year                                       83,500
                                                      =================

Shares available at end of year
   for options that may be granted in
   subsequent year:                                             216,500
                                                      =================

Range of exercise prices for outstanding options      US$ 31.00 - 43.00

Weighted average grant-date exercise price of
   options                                                    US$ 32.94

Weighted average grant-date estimated market price
   of share                                                   US$ 32.94

Weighted average grant-date value (difference
   between estimated market price and exercise price)
   of options granted during the year                                --
                                                      =================

Compensation cost recognized in income for the year
   ended December 31, 1997                                           --
                                                      =================

The Company has calculated the pro forma effects of accounting for the stock option plan in accordance with SFAS No. 123 on the basis of the fair market value based accounting method. Had compensation cost for the stock option plan been determined based on the fair value at the grant date in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been affected as indicated below.

                                                  1997
                                                --------

Net income - as reported                           6,195
Net income - pro forma                             6,131

Earnings per share - as reported                US$ 1.47
Earnings per share - pro forma                  US$ 1.46

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: expected dividend yield of 0%, expected volatility of 0%, annual risk-fee interest rate of 9.5% and expected average lives of 5 years.

                                                   1997
                                                 ---------
Weighted average grant-date fair value           US$ 12.46

3.  SALE OF DISTRIBUTION SUBSIDIARIES

In order to comply with the Bolivian Electricity Law which was enacted in December 1994, (see note 6a), on December 15, 1995 the Company entered into a Stock Purchase Agreement (the "Agreement") with Iberdrola Investimentos Sociedade Unipessoal L.D.A., a Portuguese company ("Iberdrola"), which is a wholly-owned subsidiary of Ibedrola S.A., a Spanish electric utility, providing for the sale to Iberdrola of three of the Company's subsidiaries (Electropaz, ELF and CADE) for an aggregate cash price of $65,300 (the "Purchase Price"). This Purchase Price was subject to closing adjustments discussed below. The closing of the Agreement was held on January 11, 1996.

On the closing date, Iberdrola paid to the Company $57,500 in cash and deposited $7,800 in an escrow account pending the satisfaction of certain conditions. Of the $7,800 deposited in escrow on the closing date, $6,000, $1,400 and $400 were was released to the Company in February and July 1996 and in November 1997, respectively, upon the resolution of certain outstanding issues.

In accordance with the Agreement an adjustment of $513 subsequently was agreed to between the Company and Iberdrola, resulting in an increase in the Purchase Price from $65,300 to $65,813.

4.  RATE OF RETURN

Pursuant to the provisions of the Bolivian Electricity Code and of the Concession (see Note 6a) granted by the Government of Bolivia in 1990 and its subsequent amendments, the Company is entitled to earn on its U.S. Dollar rate base, consisting of net fixed assets at historical cost in U.S. Dollars and working capital and materials up to certain limits, a return of 9% after all operating expenses, depreciation, taxes and interest expense in excess of 6% on borrowings. The Electricity

Code also provides for the adjustment of rates to compensate the Company for any shortfall or to recapture any excess in the Company's actual rate of return during the previous year.

A rate increases on the Company's distribution rates of 4.6% in 1995 granted by the regulatory authority enabled the Company to earn 9% return in that years.
In December 1995, when it was apparent that the Company would no longer be engaged in the distribution of electricity - see note 3 -, the Company applied for new generation rates and in February 1996 the Superintendency of Electricity granted this request, effective retroactively to January 1, 1996. The Company earned a 9.15% rate of return in 1996. On February 5, 1997, the Superintendency of Electricity issued a Resolution granting the Company an 18.2% rate increase as from February 1, 1997. This rate increase enabled the Company to earn a 9.5% return on its Rate Base in 1997, although this calculation has not yet been agreed to with the Superintendency of Electricity.

Pursuant to an agreement between the Company and the Government Regulatory Board dated May 4, 1990, the Company agreed to waive $40,788 of a total of $53,788 of accumulated deficits in rates of return for the period 1968 through December 31, 1989. The balance of $13,000 of such deficit will also be waived by the Company in the event of a favorable outcome for the Company of the legal proceeding mentioned in note 6b. In the event of an adverse ruling the Company believes that any obligation arising therefrom will be offset against such amount.
Should the compensation be disallowed by the Courts, the payment of this obligation may be recoverable through rates to consumers.

5.    INCOME TAXES

The Company is subject to a 25% income tax and must withhold 12.5% on profits credited to the Head Office. The Company is also permitted to recover these taxes through rates it charges to its consumers.

The effective tax rate of 28.8% in 1997, 29.3% in 1996 and 19.4% in 1995 differs from the above-mentioned tax rates because the Company had income and expenses outside Bolivia which are not subject to or deductible against Bolivia tax. At December 31, 1997, 1996 and 1995 there were no significant tax timing differences which should be deferred in accordance with the Statement of Financial Accounting Standards No.109, Accounting for Income Taxes.

6.  CONTINGENCIES AND COMMITMENTS

    A. The Company operates under a 40 year concession (the "Concession") from the Government of Bolivia to generate electricity as a public utility. The term of the Concession commenced on October 1, 1990, and expires on September 30, 2030.

Amendments to the Concession were introduced on December 30, 1994 and March 17, 1995 by Supreme Resolutions of the Bolivian Government in order to conform to the new Electricity Law enacted by the Bolivian Congress on December 21, 1994. The new Electricity Law requires the separation of the generation, transmission and distribution activities of the electric industry and requires entities which control more than one such activity, including the Company, to divest themselves of control of the other activities.

In order to comply with the new Electricity Law the Company formed a new subsidiary, Electropaz, which held the Company's La Paz Division distribution assets and which was divested, together with two other Company subsidiaries, ELF and CADE, on January 11, 1996 (see Note 3).

On February 2, 1995 a 40 year distribution concession (the "Distribution Concession") for the cities of La Paz and El Alto and surrounding areas was granted to the Company by a Supreme Resolution of the Bolivian Government. Pursuant to the provisions of the Distribution Concession, the Company transferred the Distribution Concession to Electropaz in December 1995.

The Company has entered into a Supply Contract with Electropaz which provides that the Company shall sell to Electropaz, and Electropaz shall purchase from the Company, all of the electricity that the Company can supply, up to the maximum amount of the electricity required by Electropaz to supply the requirements of its concession area. The Electricity Supply Contract expires in December 2008.

The Company also sells power on a wholesale basis to its former subsidiary, ELF, which distributes electricity to the city of Oruro. On January 10, 1996, the Government Regulatory Board granted ELF a 40-year concession for distribution in the City of Oruro. On February 26, 1996 and Company and ELF entered into a long-term Electricity Supply Contract on substantially similar terms as the Electricity Supply Contract between the Company and Electropaz.

    B. In January, 1987, claimants purporting to represent a class comprised of the Company's rate payers commenced a legal action against the Company alleging that the Company had included unauthorized rate increases in its bills to rate payers. In February, 1987, the Superior Court of Justice of the District of La Paz ("Superior Court") ruled that the action was unfounded.

On appeal, the Supreme Court reversed the lower court ruling and the case was referred to the Government Regulatory Board to establish the amounts by which such claimants were overcharged, if any. The Government Regulatory Board ascertained that the claimants were not registered as customers of the Company, and so informed the court.

The claimants insisted that this is a class action case on behalf of all consumers, and that it be resubmitted to the Government Regulatory Board. Upon resubmission by the claimants, the Government Regulatory Board certified that under the terms of the Bolivian Electricity Code no overcharges had taken place. This certification was again rejected by the claimants. On September 26, 1989, the Superior Court ruled that since the Supreme Court decision did not establish the amount of the claim, the amount must now be determined by the courts through the regular channels of Ordinary Proceedings. On July 27, 1996 a Bolivian court ruled that the claimants had abandoned their claim due to their failure to pursue action within the statutorily prescribed period. The claimants appealed this ruling on May 30, 1997; to date the Superior Court has not ruled on the claimants' appeal.

The Company is unable to predict the ultimate resolution of this matter, but in the event of an adverse ruling, an unwaived balance of $13,000 of accumulated deficits in rates of return at December 31, 1989, may be used to offset any obligation arising therefrom, or the payment of any obligation may be recoverable through rates to customers (See Note 4).

    C. Under the terms of its Concession, the Company is obligated to expand its hydroelectric generation capacity serving La Paz. This expansion, which the Company refers to as the "Zongo

Project", consists of adding new generation facilities and modernizing existing facilities located in the Zongo Valley and constructing transmission lines to transmit the increased generation capacity at a total estimated cost of $113,000 ($98,000 for generation and $15,000 for transmission). Construction of the Zongo Project was commenced in 1995 and is scheduled to be completed in mid-1999. The Company estimates that during the next two years it will be required to spend approximately $37,000 to complete the Zongo Project (approximately $28,000 for generation facilities and $9,000 for transmission facilities), which will add approximately 65 MW to the Company's generation capacity. Under the Concession, the Company also was obligated to expand its La Paz distribution facilities, and during 1995 the Company expended approximately $4,825 for this purpose. Since the Company has divested itself of all of its distribution assets in early 1996, the Company is no longer required to expend funds for the expansion of its former distribution systems. In addition to the funds it has budgeted for the Zongo Project, it is anticipated that the Company will spend approximately $7,000 during 1998 and 1999 on its regular capital expenditure program. The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds from the sale its distribution subsidiaries and from internal cash generation. During 1997, 1996 and 1995, the Company expended $39,015, $25,522 and $8,642, respectively, on the Zongo Project. The total expenditures on the Zongo Project through December 31, 1997 were $76,000.

    D. At December 31, 1997, the Company had entered into purchase commitments with suppliers amounting to approximately $4,722. These commitments related principally to the Zongo Valley expansion, for which the Company has restricted collateral deposits amounting to $3,410.

7.  LONG TERM DEBT

A. To finance the Company's El Alto generating facility, the Company entered into a seven-year loan agreement with BHN Multibanco, a Bolivian bank, and BHN Multibanco subsequently sold all of this loan to Corporacion Andina de Fomento ("CAF"). This loan bears interest at the rate of LIBOR (six months) plus 5 1/4%, payable semi-annually, with principal to be paid in ten equal semi-annual installments commencing September 1, 1997. At December 31, 1997 the Company had
obligations under this loan of $11,911   ($2,647 current portion and $9,264 non-
current portion).

B. On August 13, 1997 the Company entered into a Credit Agreement with CAF pursuant to which the Company may borrow from CAF up to an aggregate principal amount of $75,000 (the "loan") for the financing of the Zongo Project. At December 31, 1997 the Company had obligations under this loan of $61,700.

The loan bears an interest rate of LIBOR (six months) plus 4.50% on its A portion (40% of the principal amount) and LIBOR (six months) plus 4% on its B portion (60% of the principal amount). The loan is payable in variable semi-annual installments commencing on January 31, 1999.

Under the Credit Agreement, the Company is now prohibited from declaring or paying any dividend or making any distribution on its share capital or purchasing, redeeming or otherwise acquiring any shares of capital stock of the Company or any option over the same, unless (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the loan documents, (ii) after making such payment or distribution, the Company is in compliance with certain financial ratios described below, (iii) the Debt Service Coverage Ratio (as defined in the CAF Agreement) for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a default or event of default has not occurred and is not continuing, provided that the Company may, at any time that no default or event of default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance (as defined in the CAF Agreement).

The Credit Agreement also requires the Company to maintain certain financial ratios. The loan is collateralized by a mortgage on substantially all of the Company's assets.

C.    The payment schedule of the above-mentioned loans is as follows:

                              1998       $ 2,647
                              1999         7,830
                              2000         8,940
                              2001        10,421
                              2002         9,097
                       after  2002        34,676
                                         -------
                                         $73,611
                                         =======

8.  RELATED PARTY TRANSACTIONS

On October 27, 1994, the Company entered into a Management Agreement (the "Management Agreement") with its then principal shareholder, Liberty Power/Cogentrix. Pursuant to the Management Agreement, Liberty Power/Cogentrix performed certain general, administrative and overhead functions for the Company. The Management Agreement provides the Company will pay Liberty Power/Cogentrix $320 per year, subsequently adjusted, effective January 1, 1996, to $329 per year, and reimburse up to an aggregate amount of $100 for travel expenses to be incurred by certain officers of the Company. The Management Agreement expired on December 20, 1996, but was extended to February 14, 1997.

9.  FOREIGN CURRENCY REQUIREMENTS

There are currently no exchange controls in Bolivia and, while this situation continues, the Company sees no difficulty in meeting its foreign currency requirements.

10. BOLIVIAN ECONOMIC SITUATION

During 1997, inflation, measured by the official price index, decreased from 7.6% in 1996 to 6.7% in 1997. The Boliviano exchange rate changed from Bs 5.19 = US$ 1 at December 31, 1996 to Bs 5.37 = US$ 1 at December 31, 1997.

11. SUBSEQUENT EVENTS

A special dividend of $8.32 per Common Share was paid on January 8, 1998.

12. QUARTERLY PERFORMANCE (UNAUDITED)

                        FIRST     SECOND     THIRD       FOURTH
                       QUARTER   QUARTER    QUARTER     QUARTER      YEAR
                       ========  ========  ==========  ==========  =========
1997
----
OPERATING REVENUE       $ 5,703   $5,433    $  4,674    $  5,826    $21,676
OPERATING INCOME        $ 1,863   $1,300    $  1,002    $  1,570    $ 5,735
NET INCOME              $ 1,961   $1,672    $  1,265    $  1,297    $ 6,195
EARNINGS PER COMMON
    SHARE               $  0.47   $ 0.38    $   0.30    $   0.32    $  1.47
DIVIDENDS PER
   COMMON SHARE         $  5.00                         $   8.32    $  8.32

1996
----
OPERATING REVENUE       $ 5,767   $5,366    $  4,003    $  4,903    $20,009
OPERATING INCOME        $ 1,247   $ (149)   $ (1,129)   $ (4,128)   $(4,159)
NET INCOME              $15,183   $1,201    $  ( 453)   $ (7,497)   $ 8,434
EARNINGS PER COMMON
   SHARE                $  3.62   $ 0.29    $  (0.11)   $  (1.79)   $  2.01
DIVIDENDS PER
COMMON SHARE            $  0.20   $0. 20    $   0.20    $   0.20    $  0.80

First quarter results in 1996 include a gain of $16,384 relating to the sale of the Company's distribution subsidiaries (see note 3). Results in the fourth quarter are affected by non-recurring expenses incurred in relation to the change of control of the Company (see note 1).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. -- BOLIVIAN POWER COMPANY LIMITED


Date:  March 30, 1998                    By:     /s/ Roger J. Dupuis
                                                 -------------------
                                         Roger J. Dupuis
                                         President and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                  DATE
     ---------                     -----                  ----
By  /s/ David H. Peterson    Chairman of the Board     March 30, 1998
    ---------------------    and Director
    David H. Peterson


By  /s/ Robert McClenachan   Chief Executive Officer   March 30, 1998
    ----------------------   and Director
    Robert McClenachan       (Principal Executive
                             Officer)


By  /s/ Roger J. Dupuis      President and General     March 30, 1998
    ----------------------   Manager
    Roger J. Dupuis

By  /s/ Roland C. Gibson     Vice President-Finance    March 30, 1998
    ----------------------   (Principal Financial and
    Roland C. Gibson         Accounting Officer)


By  /s/ Leonard Bluhm        Director                  March 30, 1998
    ----------------------
    Leonard Bluhm


By  /s/ Edwin G. Corr        Director                  March 30, 1998
    ----------------------
    Edwin G. Corr


By  /s/ Mats Fagerlund       Director                  March 30, 1998
    ----------------------
    Mats Fagerlund


By  /s/ Mauricio Gonzales    Director                  March 30, 1998
    ---------------------
    Mauricio Gonzales


By  /s/ Joachim Platzer      Director                  March 30, 1998
     ---------------------
    Joachim Platzer


By  /s/ Gunnar Vallin        Director                  March 30, 1998
    ----------------------
    Gunnar Vallin


By  /s/ Ronald J. Will       Director                  March 30, 1998
     ---------------------
    Ronald J. Will

INDEX TO EXHIBITS

  The following documents are filed as part of this report:

EXHIBIT                                                              LOCATION
-------                                                              --------
2(a)                   Stock Purchase Agreement dated        Incorporated by reference to the
                       December 15, 1995 between the         Company's Form 8-K dated
                       Company and Iberdrola Investimentos   December 28, 1995
                       Sociedade Unipessoal L.D.A.

2(b)                   Purchase Agreement, dated as of       Incorporated by reference to the
                       November 13, 1996, by and between     Company's Form 8-K dated
                       NRGenerating Holdings (No. 9) B.V.,   December 19, 1996
                       a wholly-owned subsidiary of NRG
                       Energy, Inc., and Compania
                       Boliviana de Energia Electrica S.A.
                       - Bolivian Power Company Limited

2(c)                   Form of Stockholders Agreement,       Incorporated by reference to the
                       dated as of December 13, 1996, by     Company's Form 8-K dated
                       and between NRG Energy, Inc. and      December 19, 1996
                       Nordic Power Invest AB

3(a)                   Memorandum and Articles of            Incorporated by reference to
                       Association of the Company            Exhibit 6.1 in Registration
                                                             Statement No. 2-59195 on Form
                                                             S-14, filed with the Commission
                                                             on June 3, 1977

3(b)4                  Amended and Restated Articles of      Attached
                       Association of the Company

10(a)(i)               Supreme Resolution dated May 4,       Incorporated by reference to the
                       1990 (revised English translation)    Company's Form 10-Q for the
                                                             quarter ended June 30, 1990)

10(a)(ii)              Supreme Resolution No. 215064 dated   Incorporated by reference to the
                       December 30, 1994 (Spanish and        Company's Form 10-K for the year
                       English translation)                  ended December 31, 1994

10(a)(iii)             Supreme Resolution No. 215087 dated   Incorporated by reference to the
                       February 2, 1995 (Spanish and         Company's Form 10-K for the year
                       English translation)                  ended December 31, 1994

10(a)(iv)              Supreme Resolution No. 215474 dated   Incorporated by reference to


                       dated March 17, 1995 (Spanish and     the Company's Form 10-K for
                       English translation)                  the year ended December 31, 1994

10(a)(v)               DINE Resolution dated June 1, 1990    Incorporated by reference to the
                       regarding Third-Party Rights in       Company's Form 10-Q for the
                       Company's area of Concession          quarter ended June 30, 1990
                       (English translation)

10(a)(vi)              Accord dated June 21, 1990 between    Incorporated by reference to the
                       DINE and the Company regarding        Company's Form 10-Q for the
                       adjustment of rates (or tariffs)      quarter ended June 30, 1990
                       (English translation)

10(a)(vii)             Contract for the Supply of Electric   Incorporated by reference to the
                       Energy dated June 6, 1995 between     Company's Form 10-Q for the
                       the Company and Electricidad de La    quarter ended June 30, 1995
                       Paz S.A. and DINE resolution No.
                       030/95 dated June 12, 1995
                       approving the agreement (Spanish
                       and English language translation)

10(a)(viii)            Contract for the Supply of            Incorporated by reference to the
                       Electricity, dated February 26,       Company's Form 10-Q for the
                       1996 between the Company and          quarter ended March 31, 1996
                       Empresa de Luz y Fuerza Electrica
                       de Oruro S.A. (Spanish and English
                       language translation)

10(b)(i)               Employment Agreement dated as of      Incorporated by reference to the
                       October 7, 1996 between the Company   Company's Form 10-K for the year
                       and Roger J. Dupuis                   ended December 31, 1996

10(b)(ii)              Employment Agreement dated as of      Incorporated by reference to the
                       October 7, 1996 between the Company   Company's Form 10-K for the year
                       and Roland C. Gibson                  ended December 31, 1996

10(b)(iii)             1994 Stock Option Plan                Incorporated by reference to the
                                                             Company's definitive proxy
                                                             statement dated April 1, 1994

10(c)                  Loan Agreement (No. 207) dated        Incorporated by reference to the
                       March 16, 1995, between the Company   Company's Form 10-K for the year
                       and BHN Multibanco (Spanish and       ended December 31, 1994
                       English translation)


10(d)                  Interconnection Agreement dated       Incorporated by reference to the
                       June 21, 1990 between Empresa         Company's Form 10-Q for the
                       Nacional de Electricidad ("ENDE")     quarter ended June 30, 1990
                       and the Company

10(e)                  Form of Credit Agreement dated as     Incorporated by reference to the
                       of August 1, 1997, by and between     Company's Form 10-Q for the
                       Compania Boliviana de Energia         quarter ended June 30, 1997
                       Electrica S.A. - Bolivian Power
                       Company Limited and Corporacion
                       Andina de Fomento

10(f)                  Form of Shareholder Maintenance       Incorporated by reference to the
                       Agreement dated as of August 1,       Company's Form 10-Q for the
                       1997, by and among NRG Energy,        quarter ended June 30, 1997
                       Inc., Nordic Power Invest AB and
                       Corporacion Andina de Fomento

10(g)                  Form of Pledge Agreement dated as     Incorporated by reference to the
                       of August 1, 1997, by and among       Company's Form 10-Q for the
                       Compania Boliviana de Energia         quarter ended June 30, 1997
                       Electrica S.A. - Bolivian Power
                       Company Limited, Corporacion Andina
                       de Fomento and United States Trust
                       Company of New York

10(h)                  Form of Subsidiary Guaranty dated     Incorporated by reference to the
                       as of August 1, 1997, by and among    Company's Form 10-Q for the
                       Compania Boliviana de Energia         quarter ended June 30, 1997
                       Electrica S.A. - Bolivian Power
                       Company Limited, Corporacion Andina
                       de Fomento and all Restricted
                       Subsidiaries of the Company made a
                       party to the Agreement by execution
                       of a Joinder to Guaranty in the
                       form attached thereto

10(i)                  Form of Indenture dated as of         Incorporated by reference to the
                       August 1, 1997, by and between        Company's Form 10-Q for the
                       Compania Boliviana de Energia         quarter ended June 30, 1997
                       Electrica S.A. - Bolivian Power
                       Company Limited and Corporacion
                       Andina de Fomento