Form 10-Q
period 1998-03-31
BOLIVIAN POWER CO LTD/DE
filed 1999-01-08
CIK 225111

                                  FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to_______________

                         Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. --
                        BOLIVIAN POWER COMPANY  LIMITED

     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Nova Scotia                               13-2691133
     -----------------------------------       -------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


                            Av. Hernando Siles 5635
                           Obrajes, La Paz, Bolivia
--------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (Bolivia) 591-2-782474
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X        NO  ______
   -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 11, 1998, there were 4,202,575 outstanding shares.

                 COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                         BOLIVIAN POWER COMPANY LIMITED

                               TABLE OF CONTENTS

Part I - Financial Information                                  Page
------------------------------                                  ----
Item 1. Financial Statements

        Balance Sheets - March 31, 1998
               (unaudited) and December 31, 1997                  3

        Statements of Income - Three
               Months Ended March 31, 1998 and
               1997 (unaudited)                                   5

        Statements of Cash Flows -
               Three Months Ended March 31, 1998
               and 1997 (unaudited)                               6

        Notes to Interim Financial
                Statements (unaudited)                            7

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                        8

Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K                         15

                         ------------------------------

                                      -3-

                                                   PART I. FINANCIAL INFORMATION
                                                   -----------------------------
 Item 1.  FINANCIAL STATEMENTS
          --------------------
                                                          BALANCE SHEETS
                                               March 31, 1998 and December 31, 1997
                                                         (in U.S. Dollars)
                                             (amounts in thousands, except share data)
                                                            (Unaudited)
                                                            -----------
                                                                            March 31, 1998                  December 31, 1997
                                                                        ----------------------           ------------------------
                                                            A S S E T S
                                                            -----------
Utility Plant
  In service
      Production                                                           $           105,426              $               85,329
      Transmission                                                                      11,538                              10,833
  Construction work in progress                                                          43,607                             54,466
  General Property                                                                        5,437                              5,434
                                                                        -------------------------        ---------------------------
                                                                                        166,008                            156,062
  Less accumulated depreciation                                                          40,692                             39,750
                                                                        -------------------------        ---------------------------
Net utility plant                                                                       125,316                            116,312
                                                                        -------------------------        ---------------------------
Current assets
      Cash and cash equivalents                                                           4,334                              1,453
      Temporary investments at fair market value
            (includes restricted collateral deposits
            of $1,591 in 1998 and $3,410 in 1997)                                        19,486                             66,227
      Accounts receivable, net                                                            7,716                              7,489
      Materials and supplies                                                              2,342                              3,004
      Prepaid expenses                                                                      929                              1,003
                                                                        -------------------------        ---------------------------
Total Current Assets                                                                     34,807                             79,176
                                                                        -------------------------        ---------------------------
Other assets                                                                              3,114                              2,906
                                                                        -------------------------        ---------------------------
                                                                           $            163,237             $              198,394
                                                                        =========================        ===========================

                                               SHAREHOLDERS' EQUITY AND LIABILITIES
                                               ------------------------------------
Shareholders' equity
      Common shares, without par value
      (13,066,803 authorized, 4,202,575
       issued and outstanding)                                             $             55,247          $                 55,247
      Additional capital                                                                 14,493                            14,493
      Unrealized loss on temporary investments                                              (14)                              (14)
      Earnings reinvested                                                                 8,195                             6,557
                                                                        -------------------------        ---------------------------
Total Shareholders' Equity                                                               77,921                            76,283
                                                                        -------------------------        ---------------------------
Provision for severance indemnities                                                       3,597                             3,649
Long-term debt                                                                           67,604                            70,964
                                                                        -------------------------        ---------------------------
                                                                                         71,201                            74,613
                                                                        -------------------------        ---------------------------
Current liabilities
      Accounts payable                                                                    4,835                              6,058
      Current portion of long term-debt                                                   4,683                              2,647
      Dividends payable                                                                      -                              34,965
      Taxes on income                                                                     2,773                              2,269
      Other taxes                                                                         1,630                              1,361

                                      -4-

       Other                                                                                194                                198
                                                                        -------------------------        ---------------------------
Total Current Liabilities                                                                14,115                             47,498
                                                                        -------------------------        ---------------------------
Contingencies and commitments                                                                -                                  -
                                                                        -------------------------        ---------------------------
Total Shareholders' Equity and Liabilities                                             $163,237                           $198,394
                                                                        =========================        ===========================

        See accompanying notes to interim consolidated financial statements.

                                      -5-

                                                       STATEMENTS OF INCOME
                                            Three Months Ended March 31, 1998 and 1997
                                                         (in U.S. Dollars)
                                      (amounts in thousands, except share and per share date)
                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------------------


                                                                                         Three Months Ended March 31,
                                                                               ---------------------------------------------
                                                                                        1998                      1997
                                                                                        ----                      ----
Operating revenue                                                                        $    6,257               $    5,703
                                                                               --------------------      -------------------
Operating expenses
    Operations                                                                                2,230                    2,381
    Maintenance                                                                                 419                      467
    Depreciation                                                                                956                      790
    Taxes                                                                                       218                      202
                                                                               --------------------      -------------------
Total operating expenses                                                                      3,823                    3,840
                                                                               --------------------      -------------------

Operating income                                                                              2,434                    1,863
                                                                               --------------------      -------------------
Other income

    Interest capitalized                                                                      1,261                      586
    Other, principally interest income                                                          385                      630
                                                                               --------------------      -------------------
Total other income                                                                            1,646                    1,216
                                                                               --------------------      -------------------

Income before interest charges and taxes                                                      4,080                    3,079
Interest charges                                                                              1,902                      368
                                                                               --------------------      -------------------
Income before taxes                                                                           2,178                    2,711
Tax provision                                                                                   540                      750
                                                                               --------------------      -------------------
Net income                                                                               $    1,638               $    1,961
                                                                               ====================      ===================

Average common shares outstanding                                                         4,202,575                4,202,575
                                                                               ====================      ===================

Earnings per common share                                                                $     0.39               $     0.47
                                                                               ====================      ===================

Dividends per common share                                                               $      -                 $     5.00
                                                                               ====================      ===================

See accompanying notes to consolidated financial statements.

                                      -6-

                                                     STATEMENTS OF CASH FLOWS
                                            Three Months Ended March 31, 1998 and 1997
                                                         (in U.S. Dollars)
                                                      (amounts in thousands)
                                                            (Unaudited)
                                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31, 1998           March 31, 1997
                                                                               --------------------      -------------------
Cash flows from operating activities
    Net income                                                                           $    1,638               $    1,961
    Adjustment to reconcile net income to
        cash provided by (used in) operating
        activities
           Depreciation                                                                         956                      790
           Provision for indemnities                                                            119                      135
           Interest capitalized                                                              (1,261)                    (586)
           Other - Net                                                                         (208)                     (18)
     (Increase) Decrease in accounts  receivable                                               (227)                   1,092
     Decrease in materials and supplies                                                         662                      182
     Decrease in prepaid expenses                                                                74                       26
     (Decrease) in accounts payable                                                          (1,223)                  (1,846)
     Increase in taxes payable                                                                  773                      993
     (Decrease) Increase in other liabilities                                                    (4)                       3
     Indemnities paid                                                                          (171)                     (78)
                                                                               --------------------      -------------------
           Net cash provided by operating
             activities                                                                       1,128                    2,654
                                                                               --------------------      -------------------
Cash flows from (used in) investing
             activities
     Utility plant additions                                                                 (8,709)                  (6,275)
     Net Decrease in temporary
              investments                                                                    46,741                   24,937
     Other-net                                                                                    9                      484
                                                                               --------------------      -------------------
            Net cash provided by investing
                 activities                                                                  38,041                   19,146
                                                                               --------------------      -------------------

Cash flows from (used in) financing
       activities
     Payment of long term debt                                                               (1,323)                       -
     Payment of dividends                                                                   (34,965)                 (21,013)
                                                                               --------------------      -------------------
            Net cash (used in) financing
                  activities                                                                (36,288)                 (21,013)
                                                                               --------------------      -------------------
Net Increase in cash and cash
       equivalents                                                                            2,881                      787
Cash and cash equivalents at beginning of
       period                                                                                 1,453                    3,024
                                                                               --------------------      -------------------
Cash and cash equivalents at end of period                                               $    4,334               $    3,811
                                                                               ====================      ===================
Suplemental Disclosures of Cash Flow
       Information:
Cash paid during the period for:
       Interest (net of amount capitalized)                                              $      641               $     (218)

                               See accompanying notes to interim consolidated financial statements.

                                      -7-
                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                         BOLIVIAN POWER COMPANY LIMITED

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               (in U.S. Dollars)
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

The unaudited Interim Financial Statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the summary of significant accounting policies) included in the Company's audited Financial Statements for the year ended December 31, 1997, which are included in the Company's Form 10-K for such year (the "1997 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The Balance Sheet at December 31, 1997 was extracted from the audited annual financial statements in the 1997 10-K and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------
                      CONDITION AND RESULTS OF OPERATIONS
                                (in US Dollars)


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1997 10-K.

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

On February 2, 1995 a 40-year distribution concession (the "Distribution Concession") for the cities of La Paz and El Alto and surrounding areas was granted to the Company by a Supreme Resolution of the Bolivian Government. Pursuant to the provisions of the Distribution Concession, the Company transferred the Distribution Concession to ELECTROPAZ in December 1995.

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

EXPANSION AND MODERNIZATION PROJECTS

a) Under the terms of the Concession, the Company is obligated to expand its hydroelectric generating capacity in the Zongo Valley. This expansion consists of adding generation facilities, modernizing existing facilities and constructing transmission lines to transmit the increased generation capacity as required by the Concession (the "Zongo Project"). The Zongo Project is expected to add approximately 65 MW to the Company's generating capacity and is expected to be completed in mid-1999.

b) Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company has invited certain selected contractors to submit their bids for an engineering, procurement and construction contract by late May 1998. Based on the terms of these bids and on the availability of long-term debt and equity sources to provide financing, the Company will make a decision as to whether or not it should proceed with the Miguillas Expansion.

c) In September 1997 the current Government regulatory board, the Superintendency of Electricity, granted the Company a non-exclusive provisional license to perform the necessary studies for the installation of gas-fired generation facilities in Puerto Suarez in Santa Cruz on the Brazilian border (the "Puerto Suarez Project"). The license grants the Company the right to perform studies in order to generate and sell electricity in Puerto Suarez and surrounding areas and to sell electricity in the Brazilian market. The Company is currently conducting those studies in cooperation with three other companies. The Puerto Suarez project is at a very preliminary stage, and there can be no assurance that the Project will be undertaken.

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that in 1998 and 1999 approximately $44 million will be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that during 1998 and 1999 it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million of its regular capital expenditure program.

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financing, equipment financing, and from internal cash generation. At March 31, 1998, $18 million of loan proceeds under the CAF Agreement was available for this purpose. See "Liquidity and Capital Resources" below.
During 1997 and in the first quarter of 1998, the Company expended $39 million and $8.7 million respectively, on the Zongo Project. The capital requirements discussed above do not include possible funding requirements of the Miguillas Project and the Puerto Suarez Project referred to above.

REGULATION AND RATE SETTING

The Electricity Law and the Sectorial Regulatory Law, both enacted in 1994, created a new Government agency, known as the Superintendency of Electricity, which is responsible for performing the regulatory functions previously performed by the Government regulatory board, Direccion Nacional de Electricidad.

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

On February 5, 1997, the Superintendency of Electricity issued a Resolution granted the Company an 18.2% rate increase as from February 1, 1997, 21.3% in 1999 and 19.5% in 2000. The Resolution also provides for annual reviews of rates in order to correct any shortfall or excess in the Company's actual rate of return during the period 1997 through 2001. Based on the increase granted by the Superintendency of Electricity on February 5, 1997 and due to favorable generation output and careful cost control, the Company earned a 9.5% return on its Rate Base in 1997, although this calculation has not yet been agreed to with the Superintendency of Electricity.

In addition, pursuant to the annual reviews of rates called for by the Resolution issued by the Superintendency of Electricity on February 5, 1997, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study for the period of 1998 through 2002. This rate case study requests rate increases of 20.9% in 1998, 20.7% in 1999 and 2.8% in 2002, with no increases required in 2000 and 2001. The Superintendency of Electricity has not ruled on the Company's rate increase request. On January 30, 1998 the Superintendency of Electricity issued a resolution which maintains the Company's current rates until March 31, 1998 and on this date, the Superintendency of Electricity issued a further resolution maintaining the Company's current rates until May 31, 1998. The Company expects that a final resolution on its rate case study will be issued in the near future but cannot predict the outcome of its discussions with the Superintendency of Electricity on this matter.

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

RESULTS OF OPERATIONS

Three months ended March 31, 1998 as compared to Three months ended March 31, 1997

Sales in the first quarter of 1998 were 253,462 MWh, an increase of 1% when compared to MWh sales in the first quarter of 1997. This increase is due to the fact that the Company's overall generation also increased by 1% in 1998 when compared to 1997. Operating revenue increased by 10% in 1998 when compared to 1997, principally due to a rate increase granted to the Company as from February 1, 1997 and to a more favorable mix of MWh sales by category.

Operating expenses did not vary significantly in absolute amounts in the first quarter of 1998 when compared to the first quarter of 1997. Expenses in the Company's Bolivian branch remained relatively stable, but there has been a decrease in expenses incurred by the Company's Head Office, as certain fees paid in 1997 to the Company's former shareholders in the amount of U$218,000 are not recurring in 1998. In addition, the depreciation charge increased by 21% due to the addition of new facilities to the rate base. As a result, operating income in the first quarter of 1998 increased 30% over the first quarter of 1997.

Interest capitalized during construction increased significantly in the first quarter of 1998 when compared to the first quarter of 1997 because as from January 1, 1998 the Company is capitalizing interest on work in progress at the rate stipulated in the CAF Agreement (approximately 10.2%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges increased significantly in the first quarter of 1998 when compared to the first quarter of 1997 because of the accrual on long-term debt related to the CAF Agreement. Monthly charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 25% in the first quarter of 1998 differs from the abovementioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes.

Net income in the first quarter of 1998 was $1,638,044 or $.39 per common share compared to net income of $1,961,083 or $.47 per common share for the first quarter of 1997. This decrease was primarily due to the higher interest charges referred to above.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 1998 and 1997 the Company incurred capital expenditures of $8.7 million and $6.2 million, respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project and to routine replacement and upgrading of equipment and existing facilities. The Company funded these expenditures from internally generated funds and from proceeds received from the sale of its distribution subsidiaries and in 1998 from funds received under the CAF Agreement.

At March 31, 1998, the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $2.9 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

The Company paid a special dividend of $5 per share (an aggregate of $21,012,875) in January 1997 and $8.32 per share (an aggregate of $34,965,424)
in January 1998. The Company has no present plan to pay any additional dividends.

On August 13, 1997 the Company entered into the CAF Agreement pursuant to which the Company has borrowed $61,700,000. If the Company elected to borrow any additional amounts under the CAF Agreement, it would be required to prepay a corresponding amount of other indebtedness currently outstanding.

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

The CAF Agreement imposes on the Company the following obligations, among others: (1) not to allow the Leverage Ratio (as defined in the CAF Agreement) to exceed 0.60/1; (2) to maintain the Tangible Net Worth (as defined in the CAF Agreement) of at least $65 million or except as may result from payment of the special dividend paid in January 1998, allow a cumulative reduction of Tangible Net Worth (as defined in the CAF Agreement) in excess of 15% over any period of four consecutive fiscal quarters; (3) to maintain a Current Ratio (as defined in the CAF Agreement) of at least 1.00/1; and (4) not to allow the Collateral Value Ratio (as defined in the CAF Agreement) to fall below 1.25/1 at any time.

The Company estimates that during 1998 and 1999 approximately $44 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that during 1998 and 1999 it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program.

The Company intends to fund the Zongo Project and its regular capital expenditure program with the borrowings from CAF, possible equity financings, equipment financing, and from internal cash generation. At March 31, 1997, $18 million of loan proceeds under the CAF Agreement was available for this purpose. During 1997 and in the first quarter of 1998 the Company expended $39 million and $8.7 million, respectively, on the Zongo Project.

In order to update its data processing facilities, the Company is currently in the process of acquiring a software package which the Company expects will satisfy the Company's current information requirements and will render such facilities ready for the year 2000. The Company believes that the change of the century issue will be adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operation.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 6.7% in 1997 and 2.45% in the first quarter of 1998. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

          (a) No exhibit is filed with this report.

          (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Compania Boliviana de Energia
                                               Electrica S.A. - Bolivian
                                                 Power Company Limited
                                           ---------------------------------




                                                  /S/ ROLAND C. GIBSON
                                           ---------------------------------
                                                    ROLAND C. GIBSON
                                                Vice President - Finance
                                                Authorized Signatory and
                                                Principal Financial and
                                                  Accounting Officer.



Date:  May 14, 1998