Form 10-Q
period 1998-06-30
BOLIVIAN POWER CO LTD/DE
filed 1999-01-08
CIK 225111

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998
                                       OR
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to_______________

                         Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. --
                        BOLIVIAN POWER COMPANY  LIMITED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nova Scotia                              13-2691133
 --------------------------------------         ----------------------
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

YES    X      NO
     -------     -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 1998, there were 4,202,575 outstanding shares.

                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A
                         BOLIVIAN POWER COMPANY LIMITED

                               TABLE OF CONTENTS


Part I - Financial Information                             Page
------------------------------                             ----
Item 1.   Financial Statements

          Balance Sheets - June 30, 1998
           (unaudited) and December 31, 1997                  3

          Statements of Income - Three and Six
           Months Ended  June 30, 1998 and
           1997 (unaudited)                                   4

          Statements of Cash Flows -
           Six Months Ended March 31, 1998
           and 1997 (unaudited)                               5

          Notes to Interim Financial
           Statements (unaudited)                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          7


Part II - Other Information
---------------------------

Item 4.   Submission of Matters to a Vote of
           Security Holders                                  15

Item 5.   Other Information                                  15

Item 6.   Exhibits and Reports on Form 8-K                   16

                           -------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                               (in U.S. Dollars)
                   (amounts in thousands, except share data)
                                  (Unaudited)
                                  -----------

                                                                         JUNE 30, 1998             DECEMBER 31, 1997
                                                                         -------------             -----------------
                                              A S S E T S
                                              -----------
Utility Plan
In Service
  Production                                                                  $105,570                     $ 85,329
  Transmission                                                                  11,409                       10,833
 Construction work in progress                                                  49,624                       54,466
 General Property                                                                5,600                        5,434
                                                                              --------                     --------
                                                                               172,203                      156,062
 Less accumulated depreciation                                                  41,534                       39,750
                                                                              --------                     --------
Net utility plant                                                              130,669                      116,312
                                                                              --------                     --------

Current assets
  Cash and cash equivalents                                                      1,753                        1,453
  Temporary investments, at fair market value
   (includes restricted collateral deposits
   of $1,069 in 1998 and $3,410 in 1997)                                        16,705                       66,227
  Accounts receivables, net                                                      8,430                        7,489
  Materials and supplies                                                         1,922                        3,004
  Prepaid expenses                                                               1,226                        1,003
                                                                              --------                     --------
Total Current Assets                                                            30,036                       79,176
                                                                              --------                     --------
Other assets                                                                     3,280                        2,906
                                                                              --------                     --------
                                                                              $163,985                     $198,394
                                                                              ========                     ========

                              SHAREHOLDERS' EQUITY AND LIABILITIES
                              ------------------------------------
Shareholders' equity
  Common shares, without par value
  (13,066,803 authorized, 4,202,575
  issued and outstanding)                                                     $ 55,247                      $ 55,247
  Additional capital                                                            14,493                        14,493
  Unrealized loss on temporary investments                                         (14)                          (14)
  Earnings reinvested                                                            9,215                         6,557
                                                                              --------                      --------
Total Shareholders' Equity                                                      78,941                        76,283
                                                                              --------                      --------
Provision for severance indemnities                                              3,630                         3,649
Long-term debt                                                                  67,604                        70,964
                                                                              --------                      --------
                                                                                71,234                        74,613
                                                                              --------                      --------
Current liabilities
  Accounts payable                                                               7,292                         6,058
  Current portion of long-term debt                                              4,683                         2,647
  Dividends payable                                                                  -                        34,965
  Taxes on income                                                                  828                         2,269
  Other taxes                                                                      826                         1,361
  Other                                                                            181                           198
                                                                              --------                      --------
Total Current Liabilities                                                       13,810                        47,498
                                                                              --------                      --------
Contingencies and commitments                                                        -                             -
                                                                              --------                      --------
Total Shareholders' Equity and Liabilities                                    $163,985                      $198,394
                                                                              ========                      ========

  See accompanying notes to interim consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Six Months Ended June 30, 1998 and 1997
                               (in U.S. Dollars)
            (amounts in thousands, except share and per share data)
                                  (Unaudited)
                                  -----------

                                              THREE MONTHS ENDED JUNE 30                    SIX MONTHS ENDED JUNE 30
                                               1998               1997                      1998                1997
                                            ------------------------------               -----------------------------
Operating revenues                          $    5,740          $    5,473               $   11,997          $   11,176
                                            ----------          ----------               ----------          ----------
Operating expenses
 Operations                                      2,270               2,727                    4,500               5,108
 Maintenance                                       555                 423                      974                 890
 Depreciation                                    1,046                 817                    2,002               1,607
 Taxes                                             210                 206                      428                 408
                                            ----------          ----------               ----------          ----------
Total operating expense                          4,081               4,173                    7,904               8,013
                                            ----------          ----------               ----------          ----------

Operating income                                 1,659               1,300                    4,093               3,163
                                            ----------          ----------               ----------          ----------

Other income
 Interest capitalized                            1,079                 648                    2,340               1,234
 Other, principally
  interest income                                  468                 708                      853               1,338
                                            ----------          ----------               ----------          ----------
Total other income                               1,547               1,356                    3,193               2,572
                                            ----------          ----------               ----------          ----------

Income before interest
  and tax                                        3,206               2,656                    7,286               5,735
Interest charges                                 1,894                 369                    3,796                 737
                                            ----------          ----------               ----------          ----------
Income before taxes                              1,312               2,287                    3,490               4,998
Tax provision                                      292                 675                      832               1,425
                                            ----------          ----------               ----------          ----------
Net income                                  $    1,020          $    1,612               $    2,658          $    3,573
                                            ==========          ==========               ==========          ==========

Average common shares
 outstanding                                 4,202,575           4,202,575                4,202,575           4,202,575
                                            ==========          ==========               ==========          ==========

Earnings per common share                         $.24                $.38                     $.63                $.85
                                            ==========          ==========               ==========          ==========

Dividends per common share                           -                   -                        -                5.00
                                            ==========          ==========               ==========          ==========

 See accompanying notes to interim consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1998 and 1997
                               (in U.S. Dollars)
                             (amounts in thousands)
                                  (Unaudited)
                                  -----------

                                                                                        SIX MONTHS ENDED
                                                                           JUNE 30, 1998               DECEMBER 31, 1997
                                                                           -------------               -----------------
Cash flows from (used in) operating activities
 Net income                                                                   $  2,658                      $  3,573
 Adjustment to reconcile net income to
  cash provided by (used in) operating
  activities
   Depreciation                                                                  2,002                         1,607
   Provision for indemnities                                                       243                           294
   Interest capitalized                                                         (2,340)                       (1,234)
   Other - Net                                                                    (374)                         (532)
 (Increase) Decrease in accounts receivable                                       (942)                        1,070
 Decrease in materials and supplies                                              1,082                           443
 (Increase) in prepaid expenses                                                   (222)                         (270)
 Increase (Decrease) in accounts payable                                         1,234                        (1,445)
 (Decrease) in taxes payable                                                    (1,976)                       (3,138)
 (Decrease) in other liabilities                                                   (17)                          (23)
 Indemnities paid                                                                 (262)                         (165)
                                                                              --------                      --------
  Net cash provided by operating activities                                      1,086                           180
                                                                              --------                      --------
Cash flows from (used in) investing activities
  Utility plant additions                                                      (14,196)                      (13,524)
  Net Decrease in temporary investments                                         49,522                        32,675
  Other - net                                                                      176                           538
                                                                              --------                      --------
  Net cash provided by investing activities                                     35,502                        19,689
                                                                              --------                      --------

Cash flows from (used in) financing activities
  Payment of long term debt                                                     (1,323)
  Payment of dividends                                                         (34,965)                      (21,013)
                                                                              --------                      --------
  Net cash (used in) financing activities                                      (36,288)                      (21,013)
                                                                              --------                      --------

Net Increase (Decrease) in cash and cash equivalents                               300                        (1,144)
Cash and cash equivalents at beginning of period                                 1,453                         3,024
                                                                              --------                      --------
Cash and cash equivalents at end of period                                    $  1,753                      $  1,880
                                                                              ========                      ========

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
  Interest (net of amount capitalized)                                        $  1,456                      $   (497)
  Income tax                                                                  $  2,223                      $  4,372

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

EXPANSION AND MODERNIZATION PROJECTS

a) Under the terms of the Concession, the Company is obligated to expand its hydroelectric generating capacity in the Zongo Valley. This expansion consists of adding generation facilities, modernizing existing facilities and constructing transmission lines to transmit the increased generation capacity as required by the Concession (the "Zongo Project"). The Zongo Project is expected to add approximately 65 MW to the Company's generating capacity and is expected to be fully completed in mid 1999. Several facilities of the Zongo expansion - totaling 35 MW of generating capacity - have already been completed.

b) Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, could add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasilibity study for the Miguillas Expansion. In May 1998, the Company received bids from certain selected contractors for an engineering, procurement and construction contract for the first stage of the Miguillas Expansion which would add approximately 160 MW of generating capacity, principally for the domestic market, and which is expected to be completed in mid 2002. The Company is currently evaluating and negotiating the terms of these bids, with a view of commencing construction in late 1998. The Company is also very active in exploring the financing alternatives for the Miguillas Expansion, and will make a decision as to whether or not it should proceed with the Miguillas Expansion in the near future.

c) In September 1997 the current Government regulatory board, the Superintendency of Electricity, granted the Company a non exclusive provisional license to perform the necessary studies for the installation of gas-fired generation facilities in Puerto Suarez in the province of Santa Cruz on the Brazilian border (the "Puerto Suarez Project"). The license grants the Company the right to perform studies in order to generate and sell electricity in Puerto Suarez and surrounding areas and to sell electricity for export to the Brazilian market. The Company is currently conducting those studies in cooperation with three other companies. The Puerto Suarez project is at a preliminary stage, and there can be no assurance that the Project will be undertaken.

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that from 1998 through 1999 approximately $44 million will be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that in such years it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million of its regular capital expenditure program.

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financing, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. At June 30, 1998, $15 million of loan proceeds under the CAF Agreement was available for this purpose. See "Liquidity and Capital Resources" below. During 1997 and in the first six months of 1998, the Company expended $39 million and $12 million respectively, on the Zongo Project.

The Company is also currently engaged in discussions with Corporacion Andina de Fomento ("CAF") for loans of up to $170 million for the construction of the first stage of the Miguillas Expansion and expects to conclude its discussions with CAF in the near future. The total cost of the first stage of the Miguillas Expansion is expected to be approximately $300 million and the Company is exploring additional sources of long-term debt and equity financing for this project.

The capital requirements discussed above do not include possible funding requirements of the Puerto Suarez Project referred to above.

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

Since 1990, the Company's rates have been set in accordance with the old Electricity Code, which provides for a 9% rate of return on the Company's Rate Base (approximately the depreciated book value of the Company's utility plant and equipment plus an allowance for materials not exceeding 3% of tangible assets and an allowance for working capital of 12.5% of gross revenues) and for adjustments in rates to compensate for shortfalls or excesses in the rate of return in prior years.

The generation rates granted to the Company by the Superintendency of Electricity in February 1996 - subsequent to the divestiture of the Company's distribution activities - enabled the Company to earn a 9.15% return in 1996. Based on a further rate increase granted to the Company in February 1997, the Company's return in such year was 9.5%.

In addition, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study which requests rate increases of 20.9% in 1998 and 20.7% in 1999, with no increases required in 2000 and 2001. The Superintendency of Electricity has not ruled on the Company's rate increase request. The Company expects that a final resolution on its rate case study will be issued in the near future but cannot predict the outcome of its discussions with the Superintendency of Electricity on this matter.

The Company's rates are indexed to the U.S. dollar so that they are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Boliviano and the U.S. dollar thereby mitigating the effect of fluctuations in the exchange rate. The Company is also entitled to include in its rates an amount equal to the excess of the rate of interest paid over 6% on the financing which has already been approved by the regulatory authority. In approving the CAF Agreement, the Government approved the inclusion of this excess in rates of the interest on only $55.6 million of borrowings under the CAF Agreement.

RESULTS OF OPERATIONS

Six months ended June 30, 1998 as compared to Six months ended June 30, 1997

Sales in the first six months of 1998 were 463,048 MWh, an increase of 0.7% when compared to MWh sales in the first six months of 1997. Operating revenue, however, increased by 7.3% in 1998 when compared to 1997, principally due to a more favorable mix of MWh sales by category.

Operating expenses did not vary significantly in absolute amounts in the first six months 1998 when compared to the first six months of 1997. Expenses in the Company's Bolivian branch remained relatively stable, but there has been a decrease in expenses incurred by the Company's Head Office, as certain fees paid in 1997 to the Company's former shareholders in the amount of $378,000 are not recurring in 1998. In addition, the depreciation charge increased by 24% due to the addition of new facilities to the rate base.

As a result of the above, operating income in the first six months of 1998 increased by 30% over the first six months of 1997.

Interest capitalized during construction increased significantly in the first six months of 1998 when compared to the first six months of 1997 because as from January 1, 1998 the Company is capitalizing interest in work in progress at the rate stipulated in the CAF Agreement (approximately 10.2%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges also increased significantly because of the accrual - as from December 1997 - of interest on long-term debt related to the CAF Agreement. Monthly interest charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 24% in the first six months of 1998 differs from the abovementioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes. The tax charge decreased in 1998 when compared to 1997 due to a 30% reduction in the Company's net income before taxes. This reduction arose principally because of the significant increase in interest charges mentioned above.

Net income in the first six months of 1998 was $2,658,271 or $.63 per common share compared to net income of $3,573,514 or $.85 per common share for the first six months of 1997.

Three months ended June 30, 1998 as compared to Three months ended June 30, 1997

MWh sales in the second quarter of 1998 were 209,856 MWh, with no increase in MWh sales when compared to the second quarter of 1997. Operating revenue, however, increased by 4.9%, principally due to a more favorable mix of MWh sales by category.

Operating expenses did not vary significantly in absolute amounts in the second quarter of 1998 when compared to the second quarter of 1997. Expenses in the Company's Bolivian branch remained relatively stable, but there has been a decrease in expenses incurred by the Company's Head Office, as certain fees paid in 1997 to the Company's former shareholders in the amount of $160,000 are not recurring in 1998. In addition, the depreciation charge increased by 28% due to the addition of new facilities to the rate base.

As a result of the above, operating income in the second quarter of 1998 increased by 28% over the second quarter of 1997.

Interest capitalized during construction increased significantly in the second quarter of 1998 when compared to the second quarter of 1997 because as from January 1, 1998 the Company is capitalizing interest on work in progress at the rate stipulated in the CAF Agreement (approximately 10.2%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges increased significantly in the second quarter of 1998 when compared to the second quarter of 1997 because of the accrual - as from December 1997 - of interest on long-term debt related to the CAF Agreement. Monthly interest charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 22% in the second quarter of 1998 differs from the abovementioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes. The tax charge decreased in 1998 when compared to 1997 due to a 42% reduction in the Company's net income before taxes. This reduction arose principally because of the significant increase in interest charges mentioned above.

Net income in the second quarter of 1998 was $1,020,227 or $.24 per common share compared to net income of $1,612,431 or $.38 per common share for the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

In the first six months of 1998 and 1997 the Company incurred capital expenditures of $14 million and $13 million, respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project and to routine replacement and upgrading of equipment and existing facilities. The Company funded these expenditures from internally generated funds and from proceeds received from the sale of its distribution subsidiaries and in 1998 from funds received under the CAF Agreement.

At June 30, 1998 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $2.7 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

The Company paid a special dividend of $5 per share (an aggregate of $21,012,875) in January 1997 and $8.32 per share (an aggregate of $34,965,424)
in January 1998. The Company has no present plan to pay any additional dividends.

On August 13, 1997 the Company entered into the CAF Agreement pursuant to which the Company has borrowed $61,700,000. If the Company elected to borrow any additional amounts under the CAF Agreement it would be required to prepay a corresponding amount of other indebtedness currently outstanding.

Under the CAF Agreement, the Company is now prohibited from declaring or paying any dividend or making any distribution on its share capital or purchasing, redeeming or otherwise acquiring any shares of capital stock of the Company or any option over the same, unless (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the loan documents, (ii) after making such payment or distribution, the Company is in compliance with certain financial ratios described below, (iii) the Debt Service Coverage Ratio (as defined in the CAF Agreement) for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a default or event of default has not occurred and is not continuing, provided that the Company may, at any time that no default or event of default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance (as defined in the CAF Agreement).

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

The Company estimates that from 1998 through 1999 approximately $44 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that in such years it will be required to spend approximately $28 million to complete the Zongo Project generation facilities, $9 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program.

The Company intends to fund the Zongo Project and its regular capital expenditure program with the borrowings from CAF, possible equity financings, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. At June 30, 1998, $15 million of loan under the CAF Agreement was available for this purpose. During 1997 and in the first six months of 1998 the Company expended $39 million and $12 million, respectively, on the Zongo Project.

The Company is also currently engaged in discussions with CAF for loans of up to $170 million for the construction of the first stage of the Miguillas Expansion and expects to conclude its discussions with CAF in the near future. The total cost of the first stage of the Miguillas Expansion is expected to be approximately $300 million and the Company is exploring additional sources of long-term debt and equity financing for this project.

In order to update its data processing facilities, the Company is currently in the process of acquiring a software package which will satisfy the Company's current information requirements and which will render such facilities ready for the year 2000. The Company believes that the change of the century issue will be adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operation.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 6.7% in 1997 and 3.29% in the first six months of 1998. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

The Company held its annual meeting of shareholders on June 4, 1998. The following is a summary of the matters voted on at the meeting.

(a) The three management nominees for Director were elected to serve three-year terms ending in 2001, as follows:

Nominee              For        Withhold Vote
-------------------  ---------  -------------

Leonard A. Bluhm     4,136,755       1,670
Mats Fagerlund       4,136,754       1,671
Mauricio Gonzalez    4,136,754       1,671

The terms of office of the following directors continued after the meeting:
Robert McClenachan, David H. Peterson, Joachim Platzer, Gunnar Vallin, Ronald J. Will, Edwin G. Corr.

In July 1998, Robert McClenachan resigned as Chief Executive Officer of the Company and as a director of the Company. On August 7, 1998, the Board of Directors of the Company accepted Mr. McClenachan's resignation and elected David H. Peterson to serve as Chief Executive Officer of the Company.

(b) The appointment of Moreno, Munoz y Cia, correspondents of Price Waterhouse in La Paz, Bolivia, as the Company's independent auditors for the year ending December 31, 1998 was ratified by the following shareholder vote:

For:        4,137,154
Against:          421
Abstain:          850

Item 5.    Other Information.
-------    ------------------

The Securities and Exchange Commission (the "SEC") recently amended Rule 14a-4, which governs the use by the Company of discretionary voting authority with respect to shareholder proposals. SEC Rule 14a-4(c)(1) provides that, if the proponent of a shareholder proposal fails to notify the Company at least 45 days prior to the month and day of mailing the prior year's proxy statement, the proxies of the Company's management would be permitted to use their discretionary authority at the Company's next annual meeting of shareholders if the proposal were raised at the meeting without any discussion of the matter in the proxy statement. For purposes of the Company's 1999 Annual Meeting of Shareholders, this deadline is March 22, 1999.

Item 6.    Exhibits and Reports on Form 8-K.
-------    ---------------------------------

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


                             Compania Boliviana de Energia
                               Electrica S.A. - Bolivian
                                 Power Company Limited
                             -----------------------------



                                  /S/ ROLAND C. GIBSON
                             -----------------------------
                                    ROLAND C. GIBSON
                                Vice President - Finance
                                 Authorized Signatory and
                                 Principal Financial and
                                 Accounting Officer.



DATE: August 13, 1998