Form 10-Q
period 1998-09-30
BOLIVIAN POWER CO LTD/DE
filed 1999-01-08
CIK 225111

                                   FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549
(Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________________ to_______________

                         Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. --
                        BOLIVIAN POWER COMPANY LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nova Scotia                             13-2691133
   --------------------------------             -------------------
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

YES    X       NO
    ------        ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 11, 1998, there were 4,202,575 outstanding shares.

                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                         BOLIVIAN POWER COMPANY LIMITED

                               TABLE OF CONTENTS

Part I - Financial Information                          Page
------------------------------                          ----
Item 1.  Financial Statements

         Balance Sheets - September 30, 1998
          (unaudited) and December 31, 1997               3

         Statements of Income - Three and Nine
          Months Ended September 30, 1998 and
          1997 (unaudited)                                4

         Statements of Cash Flows -
          Nine Months Ended September 30, 1998
          and 1997 (unaudited)                            5

         Notes to Interim Financial
          Statements (unaudited)                          6

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      7

Part  II - Other Information
----------------------------

Item 6.  Exhibits and Reports on Form 8-K                15

                               -------------

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                               (in U.S. Dollars)
                   (amounts in thousands, except share data)
                                  (Unaudited)
                                   ---------


                                        September 30, 1998    December 31, 1997
                                        ------------------    -----------------

                                    ASSETS
                                    ------
Utility plant
   In service
   Production                               $108,510               $ 85,329
   Transmission                               11,756                 10,833
   Construction work in progress              53,278                 54,466
   General Property                            5,599                  5,434
                                            --------              ---------
                                             179,143                156,062
   Less accumulated depreciation              42,602                 39,750
                                            --------              ---------
Net utility plant                            136,541                116,312
                                            --------              ---------
Current assets
   Cash and cash equivalents                   1,344                  1,453
   Temporary investments at fair market
     value (includes restricted collateral
     deposits of $1,069 in
     1998 and $3,410 in 1997)                  9,918                 66,227
   Accounts receivable, net                    8,256                  7,489
   Materials and supplies                      2,048                  3,004
   Prepaid expenses                            1,187                  1,003
                                            --------              ---------
Total Current Assets                          22,753                 79,176
                                            --------              ---------
Other assets                                   3,164                  2,906
                                            --------              ---------
                                            $162,458               $198,394
                                            ========              =========
                     SHAREHOLDERS' EQUITY AND LIABILITIES
                     ------------------------------------

Shareholders' equity
 Common shares, without par value
   (13,066,803 authorized 4,202,575 issued
   and outstanding)                         $ 55,247               $ 55,247
 Additional Capital                           14,493                 14,493
 Unrealized loss on temporary
   investments                                   (14)                   (14)
 Earnings reinvested                           9,547                  6,557
                                            --------              ---------
Total Shareholders' Equity                    79,273                 76,283
                                            --------              ---------
Provision for severance indemnities            3,752                  3,649
Long-term debt                                63,134                 70,964
                                            --------              ---------
                                              66,886                 74,613
                                            --------              ---------
Current liabilities
 Accounts payable                              6,441                  6,058
 Current portion of long term-debt             7,847                  2,647
 Dividends payable                                 -                 34,965
   Taxes on income                               906                  2,269
   Other taxes                                   934                  1,361
   Other                                         171                    198
                                            --------              ---------
Total current liabilities                     16,299                 47,498
                                            --------              ---------
Contingencies and commitments                      -                      -
                                            --------              ---------
Total Shareholders' Equity and Liabilities  $162,458               $198,394
                                            ========              =========


      See accompanying notes to interim consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

         Three Months and Nine Months Ended September 30, 1998 and 1997
                               (in U.S. Dollars)
            (amounts in thousands, except share and per share data)
                                  (Unaudited)
                                   ---------


                                             THREE MONTHS ENDED SEPT. 30               NINE MONTHS ENDED SEPT. 30
                                               1998             1997                     1998              1997
                                           ------------     -------------             ------------     ------------

Operating revenues                          $    5,092       $    4,674                $   17,089       $   15,850
                                            ----------       ----------                ----------       ----------
Operating expenses
    Operations                                   2,437            2,320                     6,937            7,248
    Maintenance                                    653              366                     1,627            1,256
    Depreciation                                 1,136              816                     3,138            2,423
    Taxes                                          178              170                       606              578
                                            ----------       ----------                ----------       ----------
Total operating expenses                         4,404            3,672                    12,308           11,685
                                            ----------       ----------                ----------       ----------

Operating income                                   688            1,002                     4,781            4,165
                                            ----------       ----------                ----------       ----------

Other income
    Interest capitalized                         1,171              760                     3,511            1,994
    Other, principally
      interest income                              232              279                     1,085            1,617
                                            ----------       ----------                ----------       ----------
Total other income                               1,403            1,039                     4,596            3,611
                                            ----------       ----------                ----------       ----------
Income before interest
   and tax                                       2,091            2,041                     9,377            7,776
Interest charges                                 1,805              360                     5,601            1,097
                                            ----------       ----------                ----------       ----------
Income before taxes                                286            1,681                     3,776            6,679
Tax provision                                      (46)             416                       786            1,841
                                            ----------       ----------                ----------       ----------
Net income                                  $      332       $    1,265                $    2,990       $    4,838
                                            ==========       ==========                ==========       ==========
Average common shares
  outstanding                                4,202,575        4,202,575                 4,202,575        4,202,575
                                            ==========       ==========                ==========       ==========
Earnings per common share                   $     0.07       $     0.30                $     0.71       $     1.15
                                            ==========       ==========                ==========       ==========
Dividends per common share                          --               --                        --             5.00
                                            ==========       ==========                ==========       ==========

      See accompanying notes to interim consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1998 and 1997
                               (In U.S. Dollars)
                             (amounts in thousands)
                                  (Unaudited)

                                                                    NINE MONTHS ENDED
                                                          SEPT. 30, 1998         SEPT. 30, 1997
                                                      ---------------------     --------------------
Cash flows (used in) operating activities
  Net income                                               $  2,990                  $  4,838
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities
    Depreciation                                              3,138                     2,423
    Provision for indemnities                                   371                       491
    Interest capitalized                                     (3,511)                   (1,994)
    Other - Net                                                (258)                   (2,698)
  (Increase) Decrease in accounts receivable                   (767)                      255
  Decrease in materials and supplies                            957                     1,537
  (Increase) in prepaid expenses                               (184)                     (158)
  Increase (Decrease) in accounts payable                       383                    (1,367)
  (Decrease) in taxes payable                                (1,790)                   (2,569)
  (Decrease) in other liabilities                               (27)                      (23)
  Indemnities paid                                             (269)                     (221)
                                                           --------                  --------
     Net cash provided by operating activities                1,033                       514
                                                           --------                  --------
  Cash flows from (used in) investing activities
     Utility plant additions                                (20,440)                  (25,400)
     Net Decrease in temporary investments                   56,308                    43,595
     Other-net                                                  585                       843
                                                           --------                  --------
     Net cash provided by investing activities               36,453                    19,038
                                                           --------                  --------
  Cash flows from (used in) financing activities
     Payment of long-term debt                               (2,630)                   (1,323)
     Payment of dividends                                   (34,965)                  (21,013)
                                                           --------                  --------
     Net cash (used in) financing activities                (37,595)                  (22,336)
                                                           --------                  --------

  Net (Decrease) in cash and cash equivalents                  (109)                   (2,784)
  Cash and cash equivalents at beginning of period            1,453                     3,024
                                                           --------                  --------
  Cash and cash equivalents at end of period               $  1,344                  $    240
                                                           ========                  ========

  Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest (net of amount capitalized)                  $  2,090                  $    897
     Income tax                                            $  2,223                  $  4,372

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

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------          CONDITION AND RESULTS OF OPERATIONS
                           (in U.S. Dollars)


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

On February 2, 1995 a 40 - year distribution concession (the "Distribution Concession") for the cities of La Paz and El Alto and surrounding areas was granted to the Company by a Supreme Resolution of the Bolivian Government. Pursuant to the provisions of the Distribution Concession, the Company transferred the Distribution Concession to ELECTROPAZ in December 1995.

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

The Company also sells power on a wholesale basis to ELF, which distributes electricity to the city of Oruro and surrounding areas. On January 10, 1996, the then Government regulatory board, Direccion Nacional de Electricidad, granted ELF a 40-year concession for the distribution of electricity in the City of Oruro. On February 26, 1996, the Company and ELF entered into a long-term Electricity Supply Contract on terms substantially similar to the Electricity Supply Contract between the Company and ELECTROPAZ.

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

b) Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. In May 1998, the Company received bids from certain selected contractors for an engineering, procurement and construction contract for the first stage of the Miguillas Expansion which would add approximately 160 MW of generating capacity, principally for the domestic market, and which is expected to be completed in early 2003 if the Company decides to proceed with the Miguillas Expansion. The Company is currently evaluating and negotiating the terms of these bids, with a view of commencing construction in early 1999. The Company is also very active in exploring the financing alternatives for the Miguillas Expansion, and will make a decision as to whether or not it should proceed with the Miguillas Expansion in the near future.

c) In September 1997 the current Government regulatory board, the Superintendency of Electricity, granted the Company a non-exclusive provisional license to perform the necessary studies for the installation of gas-fired generation facilities in Puerto Suarez in the province of Santa Cruz on the Brazilian border (the "Puerto Suarez Project"). The license grants the Company the right to perform studies regarding the feasibility of generating and selling electricity in Puerto Suarez and surrounding areas and selling electricity for export to the Brazilian market. The Company is currently conducting those studies in cooperation with three other companies. The Puerto Suarez Project is at a preliminary stage, and there can be no assurance that the Project will be undertaken.

d) The Company is also performing studies for other hydroelectrical and thermal projects within Bolivia. These studies, however, are at a very preliminary stage and there can be no assurance that the projects that are the subject of these studies will ultimately be undertaken.

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

The Company intends to fund the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financing, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. At September 30, 1998, $9 million of loan proceeds under the CAF Agreement was available for this purpose. See "Liquidity and Capital Resources" below. During 1997 and in the first nine months of 1998, the Company expended $39 million and $22 million, respectively, on the Zongo Project.

The Company is also currently engaged in discussions with Corporacion Andina de Fomento ("CAF") for loans of up to $170 million for the construction of the first stage of the Miguillas Expansion and expects to conclude its discussions with CAF in the near future if acceptable financial terms can be reached. The total cost of the first stage of the Miguillas Expansion is expected to be approximately $300 million and the Company is exploring additional sources of long-term debt and equity financing for this project.

The capital requirements discussed above do not include possible funding requirements of the Puerto Suarez Project and other studies referred to above.

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

In addition, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999, with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a Resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company is not in agreement with certain issues taken into account by the Superintendency of Electricity in the determination of these rate increases and believes that the rate increases granted will not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company has therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates but cannot predict the final outcome of this filing.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 1998 as compared to Nine months ended September 30, 1997

Sales in the first nine months of 1998 were 620,755 MWh, an increase of 1.7% when compared to MWh sales in the first nine months of 1997. Operating revenue, however, increased by 7.8% in 1998 when compared to 1997, principally due to a more favorable mix of MWh sales by category.

Operating expenses in the Company's Bolivian branch remained relatively stable in the first nine months of 1998 when compared to 1997, but there has been a decrease in expenses incurred by the Company's Head Office, as certain fees paid in the first six months of 1997 to the Company's former shareholders in the amount of $475,000 are not recurring in 1998. Maintenance expenses increased by 30% due to significant maintenance work performed on certain equipment and on other facilities which had been affected by climatic conditions. The Company believes that this increase in maintenance expenses will continue in the fourth quarter of 1998. In addition, the depreciation charge increased by 28% due to the addition of new facilities to the rate base.

As a result of the above, operating income in the first nine months of 1998 increased by 15% over the first nine months of 1997.

Interest capitalized during construction increased significantly in the first nine months of 1998 when compared to the first nine months of 1997 because as from January 1, 1998 the Company is capitalizing interest in work in progress at the rate stipulated in the CAF Agreement (approximately 10%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges also increased significantly because of the accrual - as from December 1997 - of interest on long-term debt related to the CAF Agreement. Monthly interest charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 21% in the first nine months of 1998 differs from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes. The tax charge decreased in 1998 when compared to 1997 due to a 43% reduction in the Company's net income before taxes. This reduction arose principally because of the significant increase in interest charges mentioned above.

Net income in the first nine months of 1998 was $2,990,332 or $.71 per common share compared to net income of $4,837,821 or $1.15 per common share for the first nine months of 1997.

Three months ended September 30, 1998 as compared to Three months ended September 30, 1997.

MWh sales in the third quarter of 1998 were 157,707 MWh, an increase of 5% when compared to the third quarter of 1997. Operating revenue, however, increased by 9%, principally due to a more favorable mix of MWh sales by category.

Operating expenses in the Company's Bolivian branch remained relatively stable in the third quarter of 1998 when compared to the third quarter of 1997, but there has been an increase in maintenance expenses due to significant maintenance work performed on certain equipment and on other facilities which had been affected by climatic conditions. The Company believes that this increase in maintenance expenses will continue in the fourth quarter of 1998.

As a result of the above, operating income in the third quarter of 1998 decreased by 31% over the third quarter of 1997.

Interest capitalized during construction increased significantly in the third quarter of 1998 when compared to the third quarter of 1997 because as from January 1, 1998 the Company is capitalizing interest on work in progress at the rate stipulated in the CAF Agreement (approximately 10%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges increased significantly in the third quarter of 1998 when compared to the third quarter of 1997 because of the accrual - as from December 1997 - of interest on long-term debt related to the CAF Agreement. Monthly interest charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and 12.5% withholding tax relating to net branch profits after the 25% income tax. The tax charge decreased in 1998 when compared to 1997 due to a 83% reduction in the Company's net income before taxes. This reduction arose principally because of the significant increase in interest charges mentioned above and increased maintenance expenses.

Net income in the third quarter of 1998 was $332,061 or $.07 per common share compared to net income of $1,264,406 or $.30 per common share for the third quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 1998 and 1997 the Company incurred capital expenditures of $24 million and $27.3 million, respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project and to routine replacement and upgrading of equipment and existing facilities. The Company funded these expenditures from internally generated funds and from proceeds received from the sale of its distribution subsidiaries and in 1998 from funds received under the CAF Agreement.

At September 30, 1998 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $2.2 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

The Company paid special dividends of $5 per share (an aggregate of $21,012,875) in January 1997 and $8.32 per share (an aggregate of $34,965,424) in January 1998. The Company has no present plan to pay any additional dividends.

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

The CAF Agreement imposes on the Company the following obligations, among others: (1) not to allow the Leverage Ratio (as defined in the CAF Agreement) to exceed 0.60/1; (2) to maintain the Tangible Net Worth (as defined in the CAF Agreement) of at least $65 million or except as may result from payment of the special dividend paid in January 1998, not allow a cumulative reduction of Tangible Net Worth (as defined in the CAF Agreement) in excess of 15% over any period of four consecutive fiscal quarters; (3) to maintain a Current Ratio (as defined in the CAF Agreement) of at least 1.00/1; and (4) not to allow the Collateral Value Ratio (as defined in the CAF Agreement) to fall below 1.25/1 at any time.

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

The Company intends to fund the Zongo Project and its regular capital expenditure program with the borrowings from CAF, possible equity financings, equipment financing, the proceeds it received from the sale of ELECTROPAZ, ELF and CADE, and from internal cash generation. At September 30, 1998, $9 million of loan proceeds under the CAF Agreement was available for this purpose. During 1997 and in the first nine months of 1998 the Company expended $39 and $22 million, respectively, on the Zongo Project.

The Company is also currently engaged in discussions with CAF for loans of up to $170 million for the construction of the first stage of the Miguillas Expansion and expects to conclude its discussions with CAF in the near future if acceptable financial terms can be reached. The total cost of the first stage of the Miguillas Expansion is expected to be approximately $300 million and the Company is exploring additional sources of long-term debt and equity financing for this project.

In order to update its data processing facilities, the Company has acquired and is currently installing a software package with will satisfy the Company's current information requirements and which will render such facilities ready for the year 2000. Total cost related to the acquisition and installation of this software package is estimated to be $0.5 million; this expenditure will be capitalized and depreciated over the assets estimated useful lives. The Company is also taking reasonable steps necessary to confirm that its business systems, software and equipment that process data-related information will continue to
function properly after December 31, 1999.   The Company believes that the
change of the century issue will be adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operations. The year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including customers and suppliers. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if certain third parties do not become year 2000 ready on a timely basis, and there can be no guarantee that the failure of such third parties to become year 2000 - ready will not have an adverse effect on the Company's financial condition or operations.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 6.7% in 1997 and 3.5% in the first nine months of 1998. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

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



                             Compania Boliviana de Energia
                               Electrica S.A. - Bolivian
                                 Power Company Limited
                             ------------------------------


                                  /S/ ROLAND C. GIBSON
                             ------------------------------
                                    ROLAND C. GIBSON
                                 Vice President - Finance
                                  Authorized Signatory and
                                  Principal Financial and
                                  Accounting Officer.



DATE:  NOVEMBER 13, 1998