Form 10-K
period 1998-12-31
BOLIVIAN POWER CO LTD/DE
filed 1999-03-31
CIK 225111

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM           TO
    COMMISSION FILE NUMBER 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA, S. A.-
                        BOLIVIAN POWER COMPANY LIMITED
          (Exact Name of the Registrant as Specified in its Charter)
--------------------------------------------------------------------------------

      NOVA SCOTIA                                            13-2691133
---------------------------------------------             -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)


                            Av. Hernando Siles 5635
                            Obrajes, La Paz-Bolivia
--------------------------------------------------------------------------------

              (Address of principal executive offices)(zip code)

             Registrant's telephone numbers, including area codes:

                            (Bolivia) 591-2-782474
                     ------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X    NO  __
                                         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  YES    X    NO  ___
                 -----

The Registrant's Common Stock was delisted from the New York Stock Exchange on December 19, 1996. At that time, the aggregate market value of the Registrant's Common Stock held by non-affiliates was approximately $6,100,000. Since then, there has been no established active trading market for the Registrant's Common Stock. The Registrant is not able to estimate the current aggregate market value of the Registrant's Common Stock held by non-affiliates since it has no information concerning recent trading prices.

As of March 22, 1999, there were 4,202,575 outstanding shares of the Registrant's Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement, to be filed with the Commission for use in connection with the Company's 1999 Ordinary General Meeting of Shareholders, are incorporated by reference into Part III of this Form 10-K.

               COMPANIA BOLIVIANA DE ENERGIA ELECTRICA, S.A. --
                        BOLIVIAN POWER COMPANY LIMITED
                                (the "Company")

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

The Company was incorporated in 1925 under the laws of Nova Scotia, Canada. The Company generates electricity in Bolivia from 14 hydroelectric power stations and one thermal facility. In 1998, electricity generated by the Company represented approximately 27% of all electricity generated in Bolivia. As of December 31, 1998, the Company's maximum generating capacity was 190 megawatts ("MW"). The Company was also engaged in the distribution of electricity in Bolivia until January 1996, when the Company sold its distribution assets in order to comply with Bolivia's new Electricity Law. Since that time, the Company has been engaged in the generation of electricity and in the transmission and sale of its generated power primarily to Electricidad de La Paz S.A. ("Electropaz") and Empresa de Luz y Fuerza Electrica de Oruro, S.A. ("ELF"), two former subsidiaries of the Company which are now independently owned. Electropaz distributes electricity to the cities of La Paz and El Alto and surrounding areas and ELF distributes electricity to the City of Oruro and to the customers of the Company's former Oruro division. According to the 1992 census, the metropolitan areas of La Paz and El Alto had a population of approximately 1.1. million and the metropolitan area of Oruro had a population of approximately 180,000. In addition to its former distribution activities, during 1995 the Company also was engaged in the manufacturing of concrete utility poles through its former subsidiary, Compania Administradora de Empresas ("CADE"), which was also sold in January 1996. See "Restructuring of the Bolivian Electric Industry," "Continuing Operations," and "Former Distribution Activities," below.

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

As described below under "Expansion and Modernization Projects," the Company is completing the process of expanding by approximately 65 MW its major hydroelectric facilities in the Zongo Valley. During 1998, the Company completed the expansion of the Cuticucho and Botijlaca facilities by 12.7 MW and 3.5 MW respectively. Upon the expected completion of the Zongo Project in mid 1999 the Company's total generating capacity of 218 MW will represent approximately 27% of all capacity owned by the four major generators in Bolivia, making the Company the largest hydroelectric generator in Bolivia and the second largest generator in Bolivia overall.

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

     (iv) The Board of Directors of the Company shall make decisions on the basis of the benefit to the Company of such decisions rather than the partisan interest of either NRG or NPI; provided, however, that while Tosli holds any shares of the Company's Common Stock, Tosli has agreed to take all lawful action so that NRG and NPI may vote (subject to the corporate governance provisions of the

           Stockholders Agreement) those shares in the same proportions as their respective percentage ownership interests in Tosli .

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

ELECTRIC POWER STATIONS

The Company owns and operates 14 hydroelectric power stations and one gas-fired electric generation facility, which vary in size and together currently generate 190 MW of electricity. Eleven of the Company's power stations serve the La Paz area, with a total coincidental capacity of 171 MW, and four serve the Oruro area, with a total coincidental capacity of 19 MW, all with associated dams and aqueducts. The Company also owns and operates 69 Kilovolt and 115 Kilovolt transmission lines.

The table below lists the Company's electric power stations, the year operations commenced, total installed capacity, total coincidental capacity ("maximum capacity") and availability

                       TOTAL    TOTAL       AVAIL-
                        NO.      YEAR     INSTALLED   COINCIDENTAL   ABILITY
                        OF    OPERATIONS   CAPACITY     CAPACITY      FACTOR
POWER STATION          UNITS  COMMENCED      (MW)       (MW) (1)       (2)
--------------------------------------------------------------------------------
LA PAZ DIVISION
  Achachicala              2        1909        4.2            4.0      98.0
                           1        1952
  Zongo Valley
   Zongo                   1        1997       10.5           10.5      98.3

   Tiquimani               1        1997        9.5            9.5      99.5

   Botijlaca (3)           1        1937        7.4            7.0      63.7(6)
                           1        1940
                           1        1998

   Cuticucho (4)           1        1942       22.2           21.4      95.1
                           1        1944
                           1        1955
                           1        1965
                           1        1998

   Santa Rosa              1        1952       12.7           12.5      96.0
                           1        1955
                           1        1997

   Sainani                 1        1956       10.4           10.4      91.4

   Chururaqui              2        1966       25.6           25.5      87.4(7)

   Harca                   2        1969       28.4           26.1      95.3

   Cahua                   2        1974       29.7           26.9      92.3

 El Alto - Kenko           2        1995       30.0           17.6(5)   98.2
                        ----                  -----         ------
  SUB TOTAL               25                  190.6          171.4
                        ----                  -----         ------

ORURO DIVISION
  Miguillas  Valley

   Miguillas               2        1931        3.2            2.5      98.1

   Angostura               1        1936        4.2            3.7      99.1
                           1        1958

   Choquetanga             1        1939        7.4            6.5      90.9
                           2        1944

   Carabuco                1        1958        6.1            6.1      99.2
                        ----                  -----         ------
  SUB TOTAL                8                   20.9           18.8
                        ----                  -----         ------
  TOTAL                   33                  211.5          190.2
                        ====                  =====         ======

(1) Coincidental or "maximum" capacity represents the total capacity of each power station if all units are in operation at the same time.

(2) Availability factor is calculated as a percentage of the number of days during the 12 months ended December 31, 1998 on which the specified plant was available to generate electricity.

(3) The third Botijlaca unit (former Zongo No.3 unit) entered into commercial operation in July 1998.

(4) The Cuticucho plant expansion entered into commercial operation in February, 1998.

(5) 41% derating due to the altitude.

(6) Two units were out of service for over two months while installation of unit No.3 took place - see (3) above.

(7) Both units of the Chururaqui plant were out of service since November 30, 1998 due to a landslide.


MAJOR CUSTOMERS

The Company is now primarily a wholesale electricity supplier to two major electricity distributors, Electropaz in La Paz and El Alto, and ELF in Oruro. In addition, at certain times when the Company's generation exceeds the requirements of Electropaz and ELF, the Company sells electricity on the spot market. The Company no longer supplies electricity directly to retail consumers. In 1998, Electropaz and ELF accounted for approximately 80% and 14% respectively of the Company's revenue.

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

                                                  TRANSMISSION   DISTRIBUTION
                                                      (KM)           (KM)
     La Paz Division............................       400          2,605
     Oruro Division.............................       367            566
                                                       ---          -----

     Total......................................       767          3,171
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

EXPANSION AND MODERNIZATION PROJECTS

ZONGO PROJECT

Under the terms of its Concession, the Company is obligated to expand its hydroelectric generation capacity. This expansion, which the Company refers to as the "Zongo Project," consists of adding new generation facilities and expanding existing facilities located in the Zongo Valley and constructing transmission lines to transmit the increased generation capacity. Construction of the Zongo Project was commenced in 1995 and is scheduled to be completed in mid-1999. The Company estimates that it will be required to spend approximately $6 million to complete the generation facilities associated with the Zongo Project, which is expected to add approximately 65 MW to the Company's generation capacity. In addition the Company will spend $4 million to complete the transmission facilities associated with the Zongo Project. Under the Concession, the Company was also obligated to expand its La Paz distribution facilities, and during 1995 the Company expended approximately $4.8 million for this purpose. Since the Company has divested itself of all of its distribution assets, it no longer is required to spend funds for the expansion of the La Paz distribution system. However, it is anticipated that Electropaz will invest substantial funds over the next few years to complete the expansion of its electric distribution capability in and around La Paz.

Upon completion of the entire Zongo Project, the Company will be entitled to include the cost thereof, as previously agreed upon by the Government and the Company, in its rate base. However, any cost overruns not approved by the Government are to be absorbed by the Company and may not be passed on to the Company's customers.

The six projects listed below, together comprise the Zongo Project. The Company anticipates that the entire Zongo Project will be completed in mid-1999.


   1. THE TIQUIMANI PROJECT.  The Tiquimani plant was constructed to provide 9.5
      ---------------------
      MW and entered into service in January, 1997.

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

   5. THE BOTIJLACA EXPANSION. The Botijlaca plant was expanded to provide an
      -----------------------
      additional 3.5 MW and entered into service in July 1998.

   6. THE HUAJI PROJECT. The Huaji plant is to be constructed to provide 29 MW
      -----------------
      by May 1999.


THE BULO - BULO PROJECT

The Company is involved in the development of a greenfield gas generation facility (the "Bulo-Bulo project") at the wellhead of a gas field near Cochabamba in Bolivia. The Bulo-Bulo project will consist of an 80 MW natural gas fired facility and is being developed in cooperation with another company. The electricity generated by this facility will be fed into the Bolivian grid.

Construction of this facility is expected to begin in early August 1999 and commercial operation is planned for early 2000. Financial alternatives for the project will include borrowings from financial institutions and equity contributions in amounts which have yet to be determined. Once the Bulo-Bulo project is completed, it is expected that the Company will be the operator of the project.

MIGUILLAS PROJECT

Under the terms of the Concession, the Company also has the right to expand its facilities in the Miguillas Basin (the "Miguillas Project") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Project.

During 1998 the Company actively pursued the Miguillas Project and in May 1998 the Company received bids from certain selected contractors for an engineering, procurement and construction contract for the first stage of the Miguillas Project which would add approximately 160 MW of generating capacity, principally for the domestic market. The Company also actively explored the financing alternatives for the Miguillas Project.

On August 10, 1998 an administrative action was filed before the Superintendency of Electricity by a private Bolivian citizen, seeking the termination of the Company's concession. See "Item 3 - Legal Proceedings" and Note 6c to the Company's Consolidated Financial Statements. The Miguillas project has been put on hold as a consequence of this action, due to the uncertainties relating to the outcome of the claim and to the unavailability of financing alternatives for the Miguillas Project if the claim is not resolved in the Company's favor and certain other factors.

PUERTO SUAREZ PROJECT

In September 1997 the Superintendency of Electricity granted the Company a non-exclusive provisional license to perform the necessary studies for the installation of gas-fired generation facilities in Puerto Suarez in Santa Cruz on the Brazilian border (the "Puerto Suarez Project"). The license grants the Company the right to perform studies in order to generate and sell electricity in Puerto Suarez and surrounding areas and to sell electricity in the Brazilian market. The Company is currently conducting those studies in cooperation with three other companies and future advancement of the Puerto Suarez Project will be conditioned on obtaining a satisfactory power purchase agreement, which will thereafter lead to the study of financial alternatives for the Project. As these conditions have not yet been met, there can be no assurance that the Project will be ultimately undertaken.

FINANCING EXPANSION AND MODERENIZATION PROJECTS

The Company estimates that during the next two years approximately $17 million will be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that it will be required to spend approximately $6 million to complete the Zongo Project generation facilities, $4 million to complete the Zongo Project transmission facilities, and approximately $7 million on its regular capital expenditure program. Based on revised and updated projections, which include the settlement of certain claims from contractors and redesign of civil works, the total cost of the Zongo Project, including expenditures through December 31, 1998 of $105 million, is estimated to be $115 million ($100 million for generation facilities and $15 million for transmission facilities).

The Company has funded the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1998, $8 million of loan proceeds under the CAF Agreement was available for this purpose. See "CAF Agreement" below. During 1998 and 1997, the Company expended $28 million and $39 million, respectively, on the Zongo Project. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in relation to borrowings by the Company from CAF and special dividends paid by the Company. The capital requirements discussed above do not include possible funding requirements of the Bulo - Bulo Project, the Miguillas Project or the Puerto Suarez Project referred to above.

During 1998, NRG and NPI created a separate jointly-owned entity to provide, among other things, development services on behalf of the Company. On October 9, 1998, this new entity, Cobee Development LLC ("CDLLC"), entered into an agreement with the Company pursuant to which CDLLC agreed to provide development services to the Company in connection with the Miguillas and Puerto Suarez projects. Under the agreement, in return for the provision of such services by CDLLC, the Company agreed that, in the event there is a financing closing in connection with either of the projects, it would reimburse CDLLC's development expenses and pay CDLLC a development fee out of the financing proceeds associated with the project. The agreement expires on December 31, 1999 unless the parties terminate it prior to, or extend it beyond, that date.

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

In addition, on October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999, with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a Resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company is not in agreement with certain issues taken into account by the Superintendency of Electricity in the determination of these rate increases, as the increases granted do not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates.

As the Company's return in the year 1998 was 6.3%, on January 14, 1999 a further rate case study was filed by the Company with the Superintendency of Electricity, in which the Company requests a 23% rate increase as from January 1, 1999, over and above the increases already granted, as described in the previous paragraph. By letter dated February 24, 1999, the Superintendency of Electricity indicated that a review of the Company's rate case study will be conducted as from mid - March 1999. The Company cannot predict the final outcome of this matter.

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

EMPLOYEES

As of December 31, 1998, the Company and Servicios Energeticos S.A., the Company's wholly -owned subsidiary had 320 employees. The Company has contracts with local labor unions covering such matters as representation, general working conditions, seniority, wages, and arbitration. Labor unions and all labor matters are under the supervision of the Ministry of Labor. The Company considers its employee relations to be good. The Company's work force is supplemented by work done by independent contractors.

COMPETITION WITHIN BOLIVIA AND THROUGHOUT LATIN AMERICA

Until ENDE was capitalized and separated into three separately owned generating companies (two thermal powered generating companies and one hydroelectric generating company) during 1995, ENDE was the only other major electricity producer in Bolivia and was the Company's principal competitor. In the Bolivian market, the Company now competes with the three independently owned generating companies which now own and operate the generation business formerly owned and operated by ENDE. These new Bolivian generators are Empresa Electrica Corani S.A. (126 MW hydroelectric capacity), Empresa Electrica Guaracachi S.A. (210 MW thermal capacity), and Empresa Electrica Valle Hermoso S.A. (177 MW thermal capacity) which are owned by investment groups led by three U.S. utilities, Dominion Energy (a subsidiary of Dominion Resources), Energy Initiatives, Inc. (a subsidiary of General Public Utilities), and Constellation Energy (a subsidiary of Baltimore Gas & Electric), respectively. The Company anticipates that it will compete with these three and other companies for new electricity projects within Bolivia as well as for new projects to export electricity from within Bolivia to neighboring countries. An overall limit on the amount of total Bolivian interconnected generation capacity owned by the Company or any one of these three other generators has been set by the new Electricity Law at 35%.

Pursuant to the Concession, the Company is entitled to the 9% rate of return established under the old Electricity Code until December 2001, after which it shall be entitled, at its option, to continue that pricing system for another seven years or to change to the marginal cost pricing system established under the new Electricity Law. On the other hand, the Company's three competitors are required to price all of their generated power exclusively under the marginal cost pricing system established under the new Electricity Law. The Company believes that its flexible pricing system may provide it with more stable and predictable cash flow and earnings than that of its competitors. It is also important to note that the Company's electricity price on a per kwh basis is lower today than that of the other three Bolivian generators. See "Regulation and Rate Setting" above. Under the new Electricity Law, the Company and its three competitors are the only four companies permitted to own and operate interconnected electric generation facilities in Bolivia until the end of 1999 and to own electric generation facilities for export from Bolivia until December 1998. The Company expects the expiration of these exclusivity periods will not materially and adversely affect its existing business, but it will likely result in increased competition for new projects that the Company might pursue.

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

THE REPUBLIC OF BOLIVIA

GENERAL

Bolivia has an area of 424,164 square miles, approximately equal to the combined size of France and Spain. Bolivia shares its borders with the growing electricity markets of Argentina, Brazil, Chile and Peru, as well as with Paraguay. Geographically, the country is divided into three distinct regions: the lowland plains, which are in the eastern region of the country, the highland valleys, which are in the middle of the country, and the highlands, or Altiplano, located in the western part of the country between the cities of La Paz and Oruro. Over half of Bolivia's terrain is relatively low-lying, and this section of the country has substantial timber, oil and gas reserves and is suited for agriculture. The upper valleys and high plateau formations contain most of the country's mineral deposits and are actively mined.

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

Since the enactment of the Capitalization Law in 1994, several larger enterprises have been capitalized. Under the Capitalization Law, investors are permitted to make a capital contribution and own up to 50% of the enterprise to be capitalized and are granted a contract to manage the business. The Government-owned entities that have been capitalized include ENDE (electric generation), Lloyd Aereo Boliviano (airline), Empresa Nacional de Telecomunicaciones (telecommunications), Empresa Nacional de Ferrocarriles (railways) and Yacimientos Petroliferos Fiscales Bolivianos (oil). In addition, the Government privatized the Cochabamba electric distribution company (ELFEC) by selling the entire company to a private entity for $52 million.

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

                  YEAR      LOW(1)   HIGH(1)  AVERAGE(2)  YEAR
                                                          END
                  1994       4.48       4.70    4.62       4.70
                  1995       4.70       4.94    4.82       4.94
                  1996       4.94       5.19    5.08       5.19
                  1997       5.19       5.37    5.26       5.37
                  1998       5.37       5.65    5.51       5.65

     (1) Reflects the low and high rate, as the case may be, for each respective year.

     (2) Reflects the average rate for each respective year. On December 31, 1998 the exchange rate was 5.65 Bolivianos per $1.00.
     Source:  Central Bank of Bolivia.

INFLATION

The following table sets forth the consumer price index for the years 1994 to 1998.

               YEAR                   RATE OF INFLATION
               1994                          8.5%
               1995                         12.6%
               1996                          7.6%
               1997                          6.7%
               1998                          4.4%


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

In December 1997 the Company borrowed $61,700,000 under the CAF Agreement. A further $13,300,000 were borrowed in November 1998 pursuant to this facility and a prepayment of a corresponding amount of other outstanding indebtedness amounting to $ 9,476,994 took place.

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

ITEM 2.     PROPERTIES

See Item 1 - "Business - Continuing Operations" for a description of the Company's power plants.

During 1996, the Company's principal offices in La Paz, Bolivia were located at Plaza Venezuela in a two-story office building owned by its former subsidiary, CADE. In January 1996, the Company sold CADE to Iberdrola and, prior to the sale of CADE to Iberdrola, the Company entered into a two-year lease with CADE for the Company's office space. The Company also leased other premises for office space. In February 1997, the Company canceled these leases and moved its offices to Av. Hernando Siles 5635, zona Obrajes in La Paz pursuant to a two-year lease of approximately 16,000 square feet at an annual rent of $81,000. On November 16, 1998 this lease was extended until December 15, 1999.

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

The claimants insisted that this is a class action suit on behalf of all customers, and that it be resubmitted to DINE. Upon resubmission by the claimants, DINE certified that, under the terms of the Electricity Code, no overcharges had taken place. This certification was again rejected by the claimants. On September 26, 1989, the Superior Court ruled that, since the Supreme Court decisions did not establish the amounts of the claim, this must now be determined by the Courts through the regular channels of Ordinary Proceedings. On July 27, 1996 a Bolivian court ruled that the claimants had abandoned their claim due to their failure to pursue this action within the statutorily prescribed period. The claimants appealed this ruling on May 30, 1997 and on March 7, 1998 the Superior Court upheld the claimants appeal. The action has now returned to the Courts who must rule on an uncertainty regarding the good standing of the claimants legal representation, prior to any other further ruling.

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

(B)  ADMINISTRATIVE CLAIM (EDUARDO BELMONTE VS. SUPERINTENDENCY OF ELECTRICITY)

On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance, primarily in relation to timing for submission of a reasonable execution plan for the Miguillas project to the Superintendency of Electricity and the timing of the conversion process of the Company's concession into a license, as required by the Electricity Law. The challenge is seeking the termination of the Company's concession.

The Company believes that this action is without merit as the Company has fulfilled its obligations with respect to the submission of an execution plan for the Miguillas project to the Superintendency of Electricity and has taken appropriate actions on a timely basis to convert the Company's concession into a license.

On November 13, 1998 the Superintendency of Electricity ruled that this action was unfounded. Upon appeal, the Superintendency of Electricity again confirmed its original decision on December 21, 1998. The claimant thereafter appealed to the General Sectorial Superintendency. On March 1, 1999 this Superintendency confirmed the previous rulings of the Superintendency of Electricity.

The claimant can appeal the administrative decisions of both Superintendencies on questions of law to the Bolivian Supreme Court within ninety days after the General Sectorial Superintendency's ruling. While the Company believes that such an appeal would be without merit, the Company cannot predict the final outcome of this matter. An adverse outcome could have a material adverse effect on the Company's financial condition.

(C) OTHER PROCEEDINGS

The Company is a party to certain legal proceedings arising in the normal course of its business, none of which is material individually or in the aggregate.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS

During the fourth quarter of the year ending December 31, 1998, no matter was submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

The Common Stock was traded on the New York Stock Exchange ("NYSE") under the symbol "BLP" from November 22, 1993 until December 19, 1996, when it was delisted as a result of the Offer. Since the delisting, there has been no established active trading market for the Company's Common Stock. As of March 10, 1999, there were 375 shareholders of record and approximately 500 shareholders who held their shares through nominees.

The table below sets forth the high and low bid prices for the Common Stock on the NYSE for the periods indicated.

                                                           Per Share
                                                         High      Low
Year ended December 31, 1995:
     First quarter....................................   24 1/8    19 1/2
     Second quarter ..................................   32 1/2    23 7/8
     Third quarter ...................................   31 1/4    29
     Fourth quarter ..................................   33 1/4    26

Year ended December 31, 1996:
     First quarter ...................................   38 5/8    33 1/3
     Second quarter ..................................   42 7/8    34 7/8
     Third quarter ...................................   46 3/8    37 1/4
     Fourth quarter (through December 19, 1996).......   44 3/4    42

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


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MATERIAL RISK.

The Company is subject to potential variations in the interest rate stipulated in the CAF Agreement, under which the Company has borrowed $75,000,000. See "CAF Agreement" above. The interest rate provided in the CAF Agreement has a variable portion as interest is paid semi-annually at the rate of 6-month LIBOR plus a margin of 4.5% on the A portion of the loan and 6-month LIBOR plus 4% on the B portion of the loan. In the hypothetical event of a 10% increase in the 6-month LIBOR interest rate the Company would incur additional annual interest expense of approximately $700,000.


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

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item with respect to directors is incorporated by reference to the section captioned "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Ordinary General Meeting of Shareholders. Information with respect to executive officers follows.

                                OFFICER     POSITION WITH
 NAME                 AGE        SINCE      THE COMPANY
 ----                 ---        -----      -----------

David H. Peterson     58         1996       Chairman of the Board,
                                            Chief Executive Officer*
                                            and Director

Roger J. Dupuis       57         1993       President and General
                                            Manager

Roland C. Gibson      47         1991       Vice President - Finance


All officers serve at the pleasure of the Board of Directors of the Company.

The recent business experience of the Company's executive officers is summarized as follows:

DAVID H. PETERSON has been the Company's Chairman of the Board since December 1996. He served as its Chief Executive Officer from December 1996 until November 1997. He has been Chairman of the Board of NRG since January 1994, Chief Executive Officer of NRG since November 1993, President of NRG since 1989 and a Director of NRG since 1989. He is also a director of Cogen America. He was also Chief Operating Officer of NRG from June 1992 to November 1993. Prior to joining NRG, Mr. Peterson was Vice President, Non - Regulated Generation for Northern States Power Company ("NSP") and has served in various other management positions with NSP during the last 20 years.

ROGER J. DUPUIS has served as President and General Manager of the Company since January 1993, and as Executive Vice President of the Company from August 1991 to December 1992. He was a director from December 1993 to November 1994. He previously served as Project Manager for Canadian International Power Services, Inc. from 1987 to 1991 in Georgetown, Guyana and in Managua, Nicaragua. Mr. Dupuis received his Masters of Business Administration degree from the University of Western Ontario and his Bachelor of Electrical Engineering degree from the University of New Brunswick in Canada.



______________________________

          * Until August 7, 1998, Mr. Robert McClenachan held the position of Chief Executive Officer. Upon Mr. McClenachan's resignation, Mr. Peterson was elected to that position.

ROLAND C. GIBSON has served as Vice President-Finance of the Company since 1991 and as Assistant Finance Manager of the Company from 1988 to 1990. Prior to joining the Company in 1988, Mr. Gibson worked as an audit manager for Deloitte, Haskins & Sells in Buenos Aires, Argentina. Mr. Gibson is a Certified Public Accountant with a degree from Universidad Nacional de La Plata, Argentina.

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to the section captioned "Executive Compensation" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Ordinary General Meeting of Shareholders.

ITEM 12.    SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.

The information called for by this item is incorporated by reference to the sections captioned "Election of Directors - Securities Ownership of Management" and "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Ordinary General Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference to the sections captioned "Election of Directors - Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Certain Transactions" and "Voting Securities and Principal Shareholders" in the Company's definitive proxy statement to be filed with the Commission in connection with the Company's 1999 Ordinary General Meeting of Shareholders.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.

REFERENCE    FORM 10-K ANNUAL REPORT              PAGE
------------------------------------------------------

(a) (1)      Index to Financial Information

             Report of Independent                F-14
             Accountants

             Consolidated Balance Sheets at       F-15
             December 31, 1998 and 1997

             Consolidated Statements of           F-16
             Income for the years ended
             December 31, 1998, 1997 and
             1996.

             Consolidated Statements of           F-17
             Changes in Shareholders' Equity
             for the years ended December 31,
             1998, 1997 and 1996.

             Consolidated Statements of           F-18
             Cash Flows for the years ended
             December 31, 1998, 1997 and
             1996.

             Notes to Consolidated                F-19
             Financial Statements

(a) (2) The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                       EXHIBIT
--------------------------------------------------------------------------------

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

3(b)4 Amended and Restated Articles of Association of the Company (incorporated by reference to the Company's Form 10-K for the year ended December 31, 1997).

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

10(i) Form of Indenture dated as of August 1, 1997, by and between Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company Limited and Corporacion Andina de Fomento (incorporated by reference to the Company's Form 10-Q for the quarter ended June 30,
            1997).

10(j) Development Services Agreement for Miguillas and Puerto Suarez Projects between COBEE Development LLC and Bolivian Power Company Limited dated as of October 9, 1998.*

21          List of Subsidiaries*

27          Financial Data Schedule*

*  Filed with this report
** Required to be identified as an exhibit by Item 14(a)(3) of Form 10-K.

(b)  Reports on Form 8-K

     The Company filed no Reports on Form 8-K during the fourth quarter of 1998.

(c)  Exhibits Required by Item 601 of Regulation S-K

     The exhibits to this report follow "Signatures".

SELECTED FINANCIAL AND OPERATING DATA
-------------------------------------

                                                                          FINANCIAL HIGHLIGHTS
                                                            (US Dollars in thousands, except per share data)
                                                                        YEARS ENDED DECEMBER 31
                                             ------------------------------------------------------------------------------
                                                  1998            1997           1996(*)           1995           1994
Total Assets                                     $  169,596      $  198,394     $  153,761        $  148,535     $  125,918
Gross Plant Additions                                29,968          41,546         27,992            34,319          7,586
Operating Revenue                                    23,739          21,676         20,009            52,874         45,969
Net Income                                            5,164           6,195          8,434             7,963          7,712
Net Income Per Common Share (*)                        1.23            1.47           2.01              1.90           1.84
Book Value Per Common Share                           19.38           18.15          29.96             27.66          26.20
Cash Dividends Per Common Share                           -           13.32           0.80              0.76           0.72

(*) average common shares outstanding: 4,202,575 in 1998 and 1997, 4,201,602 in 1996 and 4,198,983 in 1995 and 1994.


                                                                       OPERATING HIGHLIGHTS

                                                                      YEARS ENDED DECEMBER 31
                                             ------------------------------------------------------------------------------
                                                       1998            1997           1996(*)           1995           1994
Customers at End of Year                                164             168            151           259,937        244,611
kWh Sales (in thousands)                            840,715         834,488        861,345           910,315        888,539
Peak Demand-kW                                            -               -              -           224,249        214,118
Demand Purchased from ENDE-kW                             -               -         18,161            90,439         87,508
kWh Purchased (in thousands)                              -               -         22,907           264,180        245,742
kWh Generated                                       865,631         853,636        864,792           773,059        771,543


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

    See Item I - "Business - Restructuring of Bolivian Electricity Industry."

                                           FIVE YEAR HISTORICAL OPERATING REVIEW
                                                      LA PAZ DIVISION

                                                                         YEARS ENDED DECEMBER 31
                                                    -----------------------------------------------------------------------
                                                            1998          1997          1996(*)          1995          1994
Customers at End of Year:

Residential                                                                                           191,126       179,979
Commercial                                                                                             32,146        29,484
Industrial                                                                                                681           664
Public Lighting, Interconnection
 and others                                                                                                11            11
ELECTROPAZ                                                     1             1             1
Zongo Valley customers                                        36            42            36
Spot Market                                                    1             1             1
                                                    ------------   -----------   -----------     ------------   -----------
  TOTAL                                                       38            44            38          223,964       210,138
                                                    ============   ===========   ===========     ============   ===========

kWh Sales (in thousands):

Residential                                                                                           352,273       345,823
Commercial                                                                                            161,733       150,513
Industrial                                                                                            145,874       134,417
Others                                                                                                 24,356        23,127
Public Lighting                                                                                        31,012        29,207
Interconnection                                                                                        53,998        64,872
ELECTROPAZ                                               677,198       667,958       653,160
Zongo Valley customers                                     1,773         3,965         1,734
Spot Market                                               42,893        53,222        67,113
                                                    ------------   -----------   -----------     ------------   -----------
  TOTAL                                                  721,864       725,145       722,007          769,246       747,959
                                                    ============   ===========   ===========     ============   ===========

Operating Revenue (US$ in thousands):

Residential                                                                                      $   17,595.3   $  15,456.1
Commercial                                                                                           15,387.1      13,099.9
Industrial                                                                                            6,965.8       5,993.7
Others                                                                                                2,210.3       1,737.7
Public Lighting                                                                                       1,612.0       1,432.6
Interconnection                                                                                         664.1         688.2
ELECTROPAZ                                           $  19,167.8   $  17,031.2   $  13,554.6
Zongo valley customers                                     183.9         373.7         145.5
Spot Market                                                  648         760.0       1,064.0
Miscellaneous                                              424.5         374.3         369.1
                                                    ------------   -----------   -----------     ------------   -----------
   TOTAL                                             $  20,424.2   $  18,539.2   $  15,133.2     $   44,434.6   $  38,408.2
                                                    ============   ===========   ===========     ============   ===========

Peak Demand - Kw                                                                                      185,500       175,000
Demand Purchased - kW                                                                                  70,690        67,390
kWh Purchased (in thousands)                                                                          218,082       195,770
Generation Peak - kW                                     168,300       142,800       127,520

(*) In January 1996 the Company sold Electropaz and its La Paz Division distribution assets and, as from that date, no longer supplies electricity to retail consumers. The Company is now primarily a wholesale supplier to Electropaz, the retail distributor in the cities of La Paz and El Alto. See
    Item 1 - "Business - Restructuring of Bolivian Electricity Industry".

                                       FIVE YEAR HISTORICAL OPERATING REVIEW
                                                  ORURO DIVISION
                                                                      YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                           1998         1997         1996         1995         1994
Customers at End of Year:

Comibol (+)                                                                                          6            6
Other Mining & Industrial                                                                           33           29
Small Towns & Others                                                                                16           15
Rural Customers                                                                                  1,511        1,394
ELF (*)                                                                                         34,407       33,029
ELF-Retail distributor (*)                                    1            1            1
Miguillas Valley customers                                  124          122          111
Spot Market                                                   1            1            1
                                                  -------------   ----------   ----------   ----------   ----------
  Total                                                     126          124          113       35,973       34,473
                                                  =============   ==========   ==========   ==========   ==========
kWh Sales (in thousands):

Comibol(+)                                                                                      30,663       32,853
Other Mining & Industrial                                                                       17,550       16,191
Small Towns & Others                                                                             9,666        9,574
Rural Customers                                                                                    901          898
Interconnection                                                                                  3,073        4,040
ELF(*)                                                                                          79,216       77,024
ELF - Retail distributor(*)                             115,782      103,499      106,649
Miguillas Valley customers                                   62           59        1,076
Spot Market                                               3,007        5,785        2,955
Customers transferred to ELF                                                       28,658
                                                  -------------   ----------   ----------   ----------   ----------
  Total                                                 118,851      109,343      139,338      141,069      140,580
                                                  =============   ==========   ==========   ==========   ==========
Operating Revenue (US$ in thousands):

Comibol  (+)                                                                                $  1,727.4   $  1,711.3
Other Mining & Industrial                                                                        344.7        249.7
Small Towns & Others                                                                           1,228.9        989.8
Rural Customers                                                                                   42.1         38.1
Interconnection                                                                                   43.3         35.2
ELF (*)                                                                                        4,836.4      4,530.0
ELF - Retail distributor (*)                        $   3,258.6    $ 3,040.4   $  3,169.5
Miguillas Valley customers                                  5.5          5.0         63.7
Spot Market                                                50.7         90.9         27.7
Customers transferred to ELF                                                      1,615.4
                                                  -------------   ----------   ----------   ----------   ----------
  TOTAL                                             $   3,314.8    $ 3,136.3   $  4,876.3   $  8,222.8   $  7,554.1
                                                  =============   ==========   ==========   ==========   ==========

Peak Demand - Kw                                                                                61,203       61,086
Demand Purchased - Kw                                                                           19,749       29,118
kWh Purchased (in thousands)                                                       22,907       46,098       49,972
Generation Peak - Kw                                     18,500       18,700       18,600

 (+) Comibol (Corporacion Minera de Bolivia) is a Bolivian Government owned mining entity.
 (*) ELF is the Company's former 95% owned subsidiary engaged in the distribution of electricity in the city of Oruro. In January and July 1996 respectively, the Company sold ELF and its Oruro Division Distribution assets. The Oruro Division Distribution customers were also transferred in July 1996. As from that date, the Company no longer supplies electricity to retail customers and is primarily a wholesale supplier to ELF. See Item 1 - "Business-Restructuring of Bolivian Electricity Industry."

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                            FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto which are included elsewhere in this Form 10-K Annual Report.

DECEMBER 1996 CHANGE OF CONTROL

In December 1996, NRG Energy, Inc. and Nordic Power Invest AB, together through Tosli Investments B.V., purchased 96.6% of the Company's outstanding common stock. The Company incurred expenses amounting to $10.3 million directly related to the sale. $6.4 million of these expenses were attributable to employee stock options (see STOCK OPTIONS COMPENSATION) and $3.9 million of these expenses were attributable to legal, finance, printing and other costs. The former principal shareholder of the Company, Liberty Power/Cogentrix and the previous management of the Company, authorized and approved all expenditures related to this transaction. The $10.3 million of expenses are unique to the Change of Control transaction and are not recurring expenses. See Item 1 - "Business - Change of Control".

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

Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basin (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company actively pursued the development of the Miguillas Expansion during 1998; in May 1998 bids were received from certain selected contractors for an engineering, procurement and construction contract. Financing alternatives were also explored. However the Miguillas Expansion was put on hold due to an administrative action filed on August 10, 1998 before the Superintendency of Electricity by a private Bolivian citizen, seeking the termination of the Company's concession and certain other factors. See Item 1 - "Business - Expansion and Modernization Projects" and Item 3 - "Legal Proceedings" and Note 6c to the Company's Consolidated Financial Statements.

The Company is also involved in the development of a gas - fired generation facility - the Bulo Bulo project - near Cochabamba for the domestic market in Bolivia and is also pursuing the development of a gas - fired generation facility in Puerto Suarez in Bolivia for the export of electricity to the Brazilian market. See Item 1 - "Business - Expansion and Modernization Projects".

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that during the next two years approximately $17 million be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that it will be required to spend approximately $6 million to complete the Zongo Project generation facilities, $4 million to complete the Zongo Project transmission facilities and approximately $7 million of its regular capital expenditure program. Based on revised and updated projections, which include the settlement of certain claims from contractors and redesign of civil works, the total cost of the Zongo Project, including expenditures through December 31, 1998 of $105 million, is estimated to be $115 million ($100 million for generation facilities and $15 million for transmission facilities).

The Company has funded the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1998, $8 million of loan proceeds under the CAF Agreement was available for this purpose. During 1998 and 1997, the Company expended $28 million and $39 million, respectively, on the Zongo Project. See "Liquidity and Capital Resources" below. The capital requirements discussed above do not include possible funding requirements of the Bulo - Bulo Project, the Miguillas Project and the Puerto Suarez Project referred to above.

During 1998, NRG and NPI created a separate jointly-owned entity to provide, among other things, development services on behalf of the Company. On October 9, 1998, this new entity, Cobee Development LLC ("CDLLC"), entered into an agreement with the Company pursuant to which CDLLC agreed to provide development services to the Company in connection with the Miguillas and Puerto Suarez projects. Under the agreement, in return for the provision of such services by CDLLC, the Company agreed that, in the event there is a financing closing in connection with either of the projects, it would reimburse CDLLC's development expenses and pay CDLLC a development fee out of the financing proceeds associated with the project. The agreement expires on December 31, 1999 unless the parties terminate it prior to, or extend it beyond, that date.

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

On October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999, with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a Resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company is not in agreement with certain issues taken into account by the Superintendency of Electricity in the determination of these rate increases, as the increases granted do not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates.

As the Company's return in the year 1998 was 6.3%, on January 14, 1999 a further rate case study was filed by the Company with the Superintendency of Electricity, in which the Company requests a 23% rate increase as from January 1, 1999, over and above the increases already granted and which are described in the previous paragraph. By letter dated February 24, 1999, the Superintendency of Electricity indicated that a review of the Company's rate case study will be conducted as from mid - March 1999. The Company cannot predict the final outcome of this matter.

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

b. In 1997 the Company granted 83,500 stock options to management. During 1998, 73,800 of these options were forfeited because the beneficiaries left the Company. Consequently the total number of stock options outstanding at December 31, 1998 amounts to 9,700 shares. The pro-forma effect of accounting for the compensation cost of the outstanding stock options at December 31, 1998, in accordance with SFAS 123 under which compensation cost of stock options is determined based on the fair value of the options at the grant date, is not significant in the results of operations and in earnings per share in 1998 and 1997.

RESULTS OF OPERATIONS

1998 compared with 1997
-----------------------

Electricity sales in 1998 were 840,715 MWh, less than a 1% increase when compared to 1997. The Company's overall generation increased by only 1.4% in 1998 when compared to 1997, despite the fact that several facilities of the Zongo expansion are already on-line. A very short rainy season at the beginning of 1998 and extremely dry early winter months caused the Company to control water storage and consequently restrict production. Despite this negligible increase in MWh sales, the Company's revenue increased by 9.5% in 1998 when compared to 1997. This increase was due to a more favorable mix of sales by category and to a rate increase granted to the Company on September 1, 1998.

Operating expenses increased by 10.2% in 1998 when compared to 1997.
Maintenance expenses increased significantly due to works performed on equipment and facilities that were affected by climatic conditions during 1998. There has also been a significant increase in the depreciation charge for the year due to addition of new facilities to the rate base.

As a result of the above, operating income in 1998 increased by 7.7% over 1997.

Interest capitalized during construction increased significantly in 1998 when compared to 1997 because as from January 1, 1998 the Company is capitalizing interest in work in progress at the rate stipulated in the CAF Agreement (approximately 10%), instead of the rate stipulated by the Bolivian Electricity Code (6%).

Interest charges also increased significantly during 1998 because of the accrual
- as from December 1997 - of interest on long-term debt related to the CAF Agreement. Monthly interest charges on this loan are approximately $525,000.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 2.2% in 1998 differs from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes and because, as permitted by Bolivian tax legislation, the Company's Bolivian branch profits will be allocated for reinvestment in Bolivia and consequently the 12.5% withholding tax does not apply. The tax charge also decreased in 1998 when compared to 1997 due to a 39% reduction in the Company's net income before taxes. This reduction arose principally because of the significant increase in interest charges mentioned above.

Net income in 1998 was $5.1 million or $1.23 per common share compared to net income of $6.2 million or $1.47 per common share in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

During 1998, 1997 and 1996, the Company incurred capital expenditures of $30 million, $41.5 million and $28 million, respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project. The Company funded the expenditures from internally generated funds, from borrowings under the CAF Agreement and from proceeds received from the sale of its distribution subsidiaries, as explained above.

At December 31, 1998 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $1.5 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

The Company paid a special dividend of $5 per share (an aggregate of $21,012,875) in January 1997 and $8.32 per share (an aggregate of $34,965,424)
in January 1998. The Company has no present plan to pay any additional dividends.

On August 13, 1997 the Company entered into the CAF Agreement pursuant to which the Company has borrowed $75 million. Under the Credit Agreement, the Company is now prohibited from declaring or paying any dividend or making any distribution on its share capital or purchasing, redeeming or otherwise acquiring any shares of capital stock of the Company or any option over the same, unless (i) immediately prior to declaring and paying such dividend or distribution the Company is in compliance with all material obligations under the loan documents, (ii) after making such payment or distribution, the Company is in compliance with certain financial ratios described below, (iii) the Debt Service Coverage Ratio (as defined in the CAF Agreement) for the four fiscal quarters most recently ended is not less than 1.25/1 and (iv) a default or event of default has not occurred and is not continuing, provided that the Company may, at any time that no default or event of default has occurred and is continuing, declare or pay dividends to the extent of the Unrestricted Dividend Balance (as defined in the CAF Agreement).

The CAF Agreement imposes on the Company the following obligations, among others: (1) not to allow the Leverage Ratio (as defined in the CAF Agreement) to exceed 0.60/1; (2) to maintain the Tangible Net Worth (as defined in the CAF Agreement) of at least $65 million or, except as may result from payment of the special dividend paid in January 1998, allow a cumulative reduction of Tangible Net Worth (as defined in the CAF Agreement) in excess of 15% over any period of four consecutive fiscal quarters; (3) to maintain a Current Ratio (as defined in the CAF Agreement) of at least 1.00/1; and (4) not to allow the Collateral Value Ratio (as defined in the CAF Agreement) to fall below 1.25/1 at any time. See
Item 1 - "Business--CAF Agreement."

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

The Company estimates that in the next two years approximately $17 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that it will be required to spend approximately $6 million to complete the Zongo Project generation facilities, $4 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program. The total cost of the Zongo Project, including expenditures through December 31, 1998 of $ 105 million, is estimated to be $115 million ($100 million for generation facilities and $15 million for transmission facilities).

The Company has funded the Zongo Project and its regular capital expenditure program with the borrowings from CAF, possible equity financings, equipment financing, the proceeds it received from the sale of Electropaz, ELF and CADE, and from internal cash generation. At December 31, 1998, $8 million of loan proceeds under the CAF Agreement was available for this purpose. During 1998 and 1997, the Company expended $28 and $39 million, respectively, on the Zongo Project.


EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 4.4%, 6.7% and 7.6% in 1998, 1997 and 1996, respectively. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

YEAR 2000 READINESS PROGRAM

In 1998, the Company initiated its Year 2000 Readiness Program and began a formal review of computer-based systems and devices used in its business operations. To this end and in order to update its data processing facilities, the Company has acquired and has installed a software package that will satisfy the Company's current information requirements and which will render such facilities ready for the year 2000. The total cost related to the acquisition and installation of this software was approximately $0.5 million; this expenditure has been capitalized and is being depreciated over the assets' estimated useful lives.

The Company is also taking reasonable steps to evaluate the impact of this matter on its operational equipment, principally on meters, communication equipment and control protection devices. The Company believes that the assessment and testing process will be completed by mid-1999, although continuing testing of equipment after such time might be necessary.

The Company is actively evaluating and tracking Year 2000 readiness of external third parties with which it has a material relationship. Such third parties include vendors, customers, governmental agencies and other business associates. While the Company cannot control the Year 2000 readiness of third parties, the Company is attempting to assess the readiness of third parties and any potential implications to the Company. Alternate suppliers of critical products, goods and services are being identified, where necessary.

The Company believes that the change of the century issue is being adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including customers and suppliers. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if certain third parties do not become Year 2000 - ready on a timely basis, and there can be no guarantee that the failure of such third parties to become Year 2000 - ready will not have an adverse effect on the Company's financial condition or operations.

                       REPORT OF INDEPENDENT ACCOUNTANTS


        TO THE BOARD OF DIRECTORS AND SHAREHOLDERS
        COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. -
        BOLIVIAN POWER COMPANY LIMITED

        We have audited the consolidated balance sheets of Compania Boliviana de Energia Electrica S.A. Bolivian Power Company Limited and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income of cash flows and of changes in shareholders' equity for each of the three years in the period ended December 31, 1998 appearing on pages F-15 through pages F-26 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements audited by us, appearing on pages F-15 through F-26, present fairly, in all material respects, the financial position of Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company Limited and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.


        PricewaterhouseCoopers


        La Paz, Bolivia

        March 2, 1999

                          CONSOLIDATED BALANCE SHEETS
                 (US DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 December 31
                                                                                  ---------------------------------------
                                                                                            1998                     1997
                                                                                        --------                 --------
  A  S  S  E  T  S
  ----------------
Utility Plant
  In service
      Production                                                                        $110,454                   85,329
      Transmission                                                                        12,770                   10,833
  Construction work in progress                                                           55,278                   54,466
  General Property                                                                         6,157                    5,434
                                                                                  --------------           --------------
                                                                                         184,659                  156,062
  Less accumulated depreciation                                                           43,278                   39,750
                                                                                  --------------           --------------
Net utility plant                                                                        141,381                  116,312
                                                                                  --------------           --------------
Current assets
      Cash and cash equivalents                                                            4,477                    1,453
      Temporary investments at fair market value
      (includes restricted collateral deposits
       of $371 in 1998 and $3,410 in 1997)                                                 9,236                   66,227
      Accounts receivable, net                                                             8,610                    7,489
      Materials and supplies                                                               1,440                    3,004
      Prepaid expenses                                                                     1,707                    1,003
                                                                                  --------------           --------------
Total Current Assets                                                                      25,470                   79,176
                                                                                  --------------           --------------
Other assets                                                                               2,745                    2,906
                                                                                  --------------           --------------
Total Assets                                                                            $169,596                 $198,394
                                                                                  ==============           ==============


SHAREHOLDERS' EQUITY AND LIABILITIES
------------------------------------
Shareholders' equity
      Common shares, without par value
      (13,066,803 authorized, 4,202,575
       issued and outstanding)                                                          $ 55,247                 $ 55,247
      Additional capital                                                                  14,493                   14,493
      Unrealized loss on temporary investments                                                 -                      (14)
      Earnings reinvested                                                                 11,721                    6,557
                                                                                  --------------           --------------
Total Shareholders' Equity                                                                81,461                   76,283
                                                                                  --------------           --------------
Long-term debt                                                                            68,700                   70,964
Provision for severance indemnities                                                        3,838                    3,649
                                                                                  --------------           --------------
                                                                                          72,538                   74,613
                                                                                  --------------           --------------
Current liabilities
      Accounts payable                                                                     7,393                    6,058
      Current portion of long term-debt                                                    6,303                    2,647
      Dividends payable                                                                        -                   34,965
      Other liabilities
          Taxes on income                                                                  1,560                    2,269
          Other taxes                                                                        331                    1,361
          Other                                                                               10                      198
                                                                                  --------------           --------------
Total Current Liabilities                                                                 15,597                   47,498
                                                                                  --------------           --------------
Contingencies and commitments (Note 6)                                                         -                        -
                                                                                  --------------           --------------
Total Shareholders' Equity and Liabilities                                              $169,596                 $198,394
                                                                                  ==============           ==============

See accompanying Notes to Consolidated Financial Statements.

                       CONSOLIDATED STATEMENTS OF INCOME
          (US DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)

                                                                              YEARS ENDED DECEMBER 31
                                                             -----------------------------------------------------------
                                                                   1998                 1997                  1996
                                                             ----------------     -----------------     ----------------
Operating revenue                                                  $   23,739            $   21,676           $   20,009
                                                             ----------------     -----------------     ----------------

Operating expenses
    Operations                                                          9,759                10,136               12,342
    Maintenance                                                         2,738                 1,716                1,603
    Depreciation                                                        4,210                 3,306                2,998
    Taxes, other than income taxes                                        857                   783                  788
    Stock options compensation                                              -                     -                6,437
                                                             ----------------     -----------------     ----------------
Total operating expenses                                               17,564                15,941               24,168
                                                             ----------------     -----------------     ----------------

Operating income (loss)                                                 6,175                 5,735               (4,159)
                                                             ----------------     -----------------     ----------------

    Sale of distribution subsidiaries                                       -                     -               16,273
    Interest capitalized                                                4,787                 2,808                1,554
    Other, principally interest income                                  1,807                 1,733                4,598
    Expenses relating to change of control
         of the Company                                                     -                     -               (3,918)
                                                             ----------------     -----------------     ----------------
Total other income                                                      6,594                 4,541               18,507
                                                             ----------------     -----------------     ----------------

Income before interest charges
          and income taxes                                             12,769                10,276               14,348
Interest charges                                                        7,489                 1,577                1,462
                                                             ----------------     -----------------     ----------------
Income before taxes                                                     5,280                 8,699               12,886
Income tax                                                                116                 2,504                4,452
                                                             ----------------     -----------------     ----------------

Net income                                                         $    5,164            $    6,195           $    8,434
                                                             ================     =================     ================

Average common shares outstanding                                   4,202,575             4,202,575            4,201,602
                                                             ================     =================     ================


Earnings per common share                                          $     1.23            $     1.47           $     2.01
                                                             ================     =================     ================


See accompanying Notes to Consolidated Financial Statements.

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
               (US DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         Unrealized
                                                                                          loss on         Total
                                                   Common      Additional   Earnings     Temporary     Shareholders
                                                   Shares        Capital   Reinvested   Investments       Equity
--------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1995                          $ 55,237    $  9,805     $  51,267     $   (149)    $  116,160

  Net income for year                                     -           -         8,434            -          8,434
  Increase in share capital                              10           -             -            -             10
  Dividends paid ($ 0.80 per share)                       -           -       ( 3,361)           -        ( 3,361)
  Unrealized loss on temporary
       investments                                        -           -             -          (24)           (24)
Stock options compensation                                -       4,688             -            -          4,688
--------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1996                          $ 55,247    $ 14,493     $  56,340     $   (173)    $  125,907

  Net income for year                                     -           -         6,195            -          6,195
  Dividends paid ($ 13.32 per share)                      -           -      ( 55,978)           -       ( 55,978)
  Unrealized gain on temporary investments                -           -             -          159            159
--------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1997                          $ 55,247    $ 14,493     $   6,557     $    (14)    $   76,283

  Net income for year                                     -           -         5,164            -          5,164
  Unrealized gain on temporary investments                -           -             -           14             14
--------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998                          $ 55,247    $ 14,493     $  11,721     $      -     $   81,461
                                                  ==========  ==========  ============  ===========  ===============

See accompanying Notes to Consolidated Financial Statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (IN US DOLLARS, IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31
                                                                           -----------------------
                                                                        1998          1997          1996
                                                                     ----------    ----------    ----------
Cash flows from operating activities
 Net income                                                          $  5,164       $   6,195     $   8,434
 Adjustments to reconcile net income to
   cash provided by (used in) operating activities:
   Profit on sale of subsidiaries                                           -               -      ( 16,273)
   Depreciation                                                         4,210           3,306         2,998
   Provision for indemnities                                              586             746           732
   Interest capitalized                                                (4,787)       (  2,808)     (  1,554)
   Stock options compensation                                               -               -         4,688
   Other-net                                                              106        (    713)     (  1,308)
(Increase) in accounts receivable                                      (1,121)       (     18)     (  6,095)
Decrease (Increase) in materials and supplies                           1,565             975      (  1,221)
(Increase) Decrease in prepaid expenses                                  (704)             44           402
Increase in accounts payable                                            1,335             207           958
(Decrease) Increase in taxes payable                                   (1,740)       (  1,786)        1,482
(Decrease) Increase in other liabilities                                 (188)       (     30)           59
Indemnities paid                                                         (398)       (    223)     (  2,002)
-----------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating
   activities                                                           4,028           5,895      (  8,700)
-----------------------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities
    Utility plant additions                                           (25,181)       ( 38,738)     ( 26,438)
    Cash received from disposal of subsidiaries
      net of cash disposed and of related expenses                          -               -        58,427
    Net (Increase) Decrease in temporary
      investments                                                      56,990        (  9,198)     ( 25,337)
    Other-net                                                             762           1,106           296
-----------------------------------------------------------------------------------------------------------
     Net cash (provided by) used in investing
      activities                                                       32,571        ( 46,830)        6,948
-----------------------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities
      Proceeds from long-term debt                                     13,300          61,700             -
      Payment of long-term debt                                       (11,910)       (  1,323)            -
      Payment of dividends                                            (34,965)       ( 21,013)     (  3,361)
-----------------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing
        activities                                                    (33,575)         39,364      (  3,361)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                                                     3,024        (  1,571)     (  5,133)
Cash and cash equivalents at beginning of period                        1,453           3,024         8,137
-----------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                $  4,477         $ 1,453     $   3,024
                                                                     =========     ==========    ==========


               SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                        1998          1997           1996
                                                                     ----------    -----------    ----------
Cash paid during the period for:
Interest (net of amount capitalized)                                   $  2,702     $(  1,231)       (    92)
Income tax and withholding tax on branch income                        $  2,223     $   4,372      $   2,776


See accompanying notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                       DECEMBER 31, 1998, 1997 AND 1996
      (IN THOUSANDS, EXCEPT SHARE, PER SHARE DATA AND EXCHANGE RATE DATA)

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

2.  ACCOUNTING PRINCIPLES

A.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

B.  CONSOLIDATION POLICY

The financial statements at December 31, 1997 and 1996 include the accounts of the Company's Head Office and Bolivian Branch. The consolidated financial statements at December 31, 1998 include the accounts of the Company and of Servicios Energeticos S.A., the Company's wholly-owned subsidiary.

C.  GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in U.S. Dollars, the functional currency of the Company.

D.  UTILITY PLANT AND RELATED MATERIALS

Properties and related materials are stated at cost. In accordance with a resolution of the Government Regulatory Board, depreciation is provided on a straight line basis over estimated service lives for different types of facilities which range between 5 and 40 years. Charges for maintenance and repairs are expensed as incurred and costs of renewals and improvements are capitalized.

Interest expense from funds used during construction is capitalized and allocated to work in progress at rates permitted in the Bolivian Electricity Code or at actual rates paid to lenders.

E.  TEMPORARY INVESTMENTS

The Company accounts for investments in securities for sale at their fair market value, reporting unrealized holding gains and losses separately in shareholders' equity. Unrealized gains of $14 and $159 have been reported at December 31, 1998 and 1997, respectively, and an unrealized loss of $24 has been reported at December 31, 1996.

F.  CASH FLOWS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

G.  EARNINGS PER COMMON SHARE

Earnings per Common Share are calculated by dividing net income by the average number of outstanding Common Shares.

H.  STOCK OPTIONS ACCOUNTING

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

B. In 1997 the Company granted 83,500 stock options to management. During 1998, 73,800 of these options were forfeited because the beneficiaries left the Company. Consequently the total number of stock options outstanding at December 31, 1998 amounts to 9,700 shares. The pro-forma effect of accounting for the compensation cost of the outstanding stock options at December 31, 1998, in accordance with SFAS 123 under which compensation cost of stock options is determined based on the fair value of the options at the grant date, is not significant in the results of operations and in earnings per share in 1998 and 1997.

I.  REPORTING COMPREHENSIVE INCOME

FAS 130, Reporting Comprehensive Income, states that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. At December 31, 1998, 1997 and 1996 there were no significant items to be reported as Comprehensive Income in a separate financial statement.

J.  NEW ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements, which are not yet effective, FAS 133 - Accounting for Derivative Instruments and Hedging Activities -, SOP 98.1 - Accounting for the Costs of Computer Software Developed or Obtained for Internal Use - and SOP 98.5 - Reporting on the Cost of Start Up Activities - are not expected to have a significant impact on the Company.

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

On October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999, with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a Resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company is not in agreement with certain issues taken into account by the

Superintendency of Electricity in the determination of these rate increases, as the increases granted do not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates.

As the Company's return in the year 1998 was 6.3% on January 14, 1999 a further rate case study was filed by the Company with the Superintendency of Electricity, in which the Company requests a 23% rate increase as from January 1, 1,999, over and above the increases already granted and which are described in the previous paragraph. By letter dated February 24, 1999, the Superintendency of Electricity indicated that a review of the Company's rate case study will be conducted as from mid - March 1999. The Company cannot predict the final outcome of this matter.

The amount of the shortfall in revenue required to obtain the 9% rate of return is approximately $2,400. The Company has not recognized this amount in the 1998 financial statements.

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

The effective tax rate of 2.2% in 1998, 28.8% in 1997 and 29.3% in 1996 differs from the above-mentioned tax rates because the Company had income and expenses outside Bolivia which are not subject to or deductible against Bolivia tax, the Company had recovery of income tax as a credit against revenue tax and because in 1998, as permitted by Bolivian tax legislation, the Company's Bolivian Branch profits will be allocated for reinvestment and consequently the 12.5% withholding tax does not apply. At December 31, 1998, 1997 and 1996 there were no significant tax timing differences which should be deferred in accordance with the Statement of Financial Accounting Standards No.109, Accounting for Income Taxes.

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

The claimants insisted that this is a class action case on behalf of all consumers, and that it be resubmitted to the Government Regulatory Board. Upon resubmission by the claimants, the Government Regulatory Board certified that under the terms of the Bolivian Electricity Code no overcharges had taken place. This certification was again rejected by the claimants. On September 26, 1989, the Superior Court ruled that since the Supreme Court decision did not establish the amount of the claim, the amount must now be determined by the courts through the regular channels of Ordinary Proceedings. On July 27, 1996 a Bolivian court ruled that the claimants had abandoned their claim due to their failure to pursue action within the statutorily prescribed period. The claimants appealed this ruling on May 30, 1997 and on March 7, 1998 the Superior Court upheld the claimants appeal. The action has now returned to the Courts who must rule on an uncertainty regarding the good standing of the claimants legal representation, prior to any other further ruling.

The Company is unable to predict the ultimate resolution of this matter, but in the event of an adverse ruling, an unwaived balance of $13,000 of accumulated deficits in rates of return at December 31, 1989, may be used to offset any obligation arising therefrom, or the payment of any obligation may be recoverable through rates to customers (See Note 4).

    C. On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance, primarily in relation to timing for submission of a reasonable execution plant for the Miguillas project to the Superintendency of Electricity and the timing of the conversion process of the Company's concession into a license, as required by the Electricity Law. The challenge is seeking the termination of the Company's concession.

The Company believes that this action is without merit as the Company has fulfilled its obligations with respect to the submission of an execution plan for the Miguillas project to the Superintendency of Electricity and has taken appropriate actions on a timely basis to convert the Company's concession into a license.

On November 13, 1998 the Superintendency of Electricity ruled that this action was unfounded. Upon appeal, the Superintendency of Electricity again confirmed its original decision on December 21, 1998. The claimant thereafter appealed to the General Sectorial Superintendency. On March 1, 1999 this Superintendency confirmed the previous rulings of the Superintendency of Electricity.

The claimant can appeal the administrative decisions of both Superintendencies on questions of law to the Bolivian Supreme Court within ninety days after the General Sectorial Superintendency's ruling. While the Company believes that such an appeal would be without merit, the Company cannot predict the final outcome of this matter. An adverse outcome could have a material adverse effect on the Company's financial condition.

    D. Under the terms of its Concession, the Company is obligated to expand its hydroelectric generation capacity serving La Paz. This expansion, which the Company refers to as the "Zongo Project", consists of adding new generation facilities and modernizing existing facilities located in the Zongo Valley and constructing transmission lines to transmit the increased generation capacity at a total estimated cost of $115,000 ($100,000 for generation and $15,000 for transmission). Construction of the Zongo Project was commenced in 1995 and is scheduled to be completed in mid-1999. The Company estimates that it will be required to spend approximately $10,000 to complete the Zongo Project (approximately $6,000 for generation facilities and $4,000 for transmission facilities), which will add approximately 65 MW to the Company's generation capacity. Under the Concession, the Company also was obligated to expand its La Paz distribution facilities, and during 1995 the Company expended approximately $4,825 for this purpose. Since the Company has divested itself of all of its distribution assets in early 1996, the Company is no longer required to expend funds for the expansion of its former distribution systems. In addition to the funds it has budgeted for the Zongo Project, it is anticipated that the Company will spend approximately $7,000 in the next two years on its regular capital expenditure program. The Company has funded the Zongo Project and its regular capital expenditure program with borrowings from financial institutions or possible equity financings, equipment financing, the proceeds from the sale its distribution subsidiaries and from internal cash generation. During 1998, 1997 and 1996, the Company expended $28,430, $39,015 and $25,522, respectively, on the Zongo Project. The total expenditures on the Zongo Project through December 31, 1998 were $105,000.

    E. At December 31, 1998, the Company had entered into purchase commitments with suppliers amounting to approximately $1,482, for which the Company has restricted collateral deposits amounting to $371.

7.  LONG TERM DEBT

A. To finance the Company's El Alto generating facility, the Company entered into a seven-year loan agreement with BHN Multibanco, a Bolivian bank, and BHN Multibanco subsequently sold all of this loan to Corporacion Andina de Fomento ("CAF"). This loan bears interest at the rate of LIBOR (six months) plus 5 1/4%, payable semi-annually, with principal to be paid in ten equal semi-annual installments commencing September 1, 1997. At December 31, 1997 the Company had
obligations under this loan of $11,911   ($2,647 current portion and $9,264 non-
current portion). During 1998, the Company paid two principal installments amounting to $2,647 and in November 1998 prepaid the total outstanding principal amount of the loan.

B. On August 13, 1997 the Company entered into a Credit Agreement with CAF pursuant to which the Company may borrow from CAF up to an aggregate principal amount of $75,000 (the "loan") for the financing of the Zongo Project. At December 31, 1998 the Company had obligations under this loan of $75,000.

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

C.  The payment schedule of the above-mentioned loan is as follows:

                              1999           $ 6,300
                              2000             7,650
                              2001             9,450
                              2002             9,450
                              2003            10,350
                     after    2003            31,800
                                             -------
                                             $75,000
                                             =======

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

10. BOLIVIAN ECONOMIC SITUATION

During 1998, inflation, measured by the official price index, decreased from 6.7% in 1997 to 4.4% in 1998. The Boliviano exchange rate changed from Bs 5.37 = US$ 1 at December 31, 1997 to Bs 5.65 = US$ 1 at December 31, 1998.

11. QUARTERLY PERFORMANCE (UNAUDITED)


                        FIRST   SECOND    THIRD   FOURTH
                       QUARTER  QUARTER  QUARTER  QUARTER    YEAR
==================================================================

1998
----

OPERATING REVENUE       $6,257   $5,740   $5,092   $6,650   $23,739
OPERATING INCOME        $2,434   $1,659   $  688   $1,394   $ 6,175
NET INCOME              $1,638   $1,020   $  332   $2,174   $ 5,164
EARNINGS PER COMMON
   SHARE                $ 0.39   $ 0.24   $ 0.07   $ 0.53   $  1.23
DIVIDENDS PER
COMMON SHARE            $    -   $    -   $    -   $    -   $     -


1997
====
OPERATING REVENUE       $5,703   $5,473   $4,674   $5,826   $21,676
OPERATING INCOME        $1,863   $1,300   $1,002   $1,570   $ 5,735
NET INCOME              $1,961   $1,672   $1,265   $1,297   $ 6,195
EARNINGS PER COMMON
    SHARE               $ 0.47   $ 0.38   $ 0.30   $ 0.32   $  1.47
DIVIDENDS PER
   COMMON SHARE         $ 5.00        -        -   $ 8.32   $ 13.32

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. -- BOLIVIAN POWER COMPANY LIMITED


Date:  March 30, 1999                    By:  /s/ Roger J. Dupuis
                                              -------------------
                                         Roger J. Dupuis
                                         President and General Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                         DATE
     ---------                     -----                         ----

By  /s/ David H. Peterson    Chairman of the Board          March 30, 1999
    ---------------------
    David H. Peterson        and Director and Chief
                             Executive Officer
                             (Principal Executive Officer)


By  /s/ Roger J. Dupuis      President and General          March 30, 1999
    -------------------
    Roger J. Dupuis          Manager


By  /s/ Roland C. Gibson     Vice President-Finance         March 30, 1999
    --------------------
    Roland C. Gibson         (Principal Financial and
                             Accounting Officer)

By  /s/ Leonard Bluhm        Director                       March 30, 1999
    -----------------
    Leonard Bluhm


By  /s/ Edwin G. Corr        Director                       March 30, 1999
     ----------------
    Edwin G. Corr


By  /s/ Mats Fagerlund       Director                       March 30, 1999
    ------------------
    Mats Fagerlund

By  /s/ Mauricio Gonzales    Director                       March 30, 1999
    ---------------------
    Mauricio Gonzales


By  /s/ Hans Lundgren        Director                       March 30, 1999
    -----------------
    Hans Lundgren


By                           Director                       March 30, 1999
    -----------------
    Gunnar Vallin


By  /s/ Ronald J. Will       Director                       March 30, 1999
    ------------------
    Ronald J. Will

INDEX TO EXHIBITS

     The following documents are filed as part of this report:

EXHIBIT                                                      LOCATION
-------                                                      --------
2(a)                   Stock Purchase Agreement dated        Incorporated by reference to
                       December 15, 1995 between the         the Company's Form 8-K dated
                       Company and Iberdrola                 December 28, 1995
                       Investimentos Sociedade
                       Unipessoal L.D.A.

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

3(b)4                  Amended and Restated Articles of      Incorporated by reference to the
                       Association of the Company            Company's Form 10-K for the year
                                                             ended December 31, 1997

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

10(a)(iv)              Supreme Resolution No. 215474 dated   Incorporated by reference to the
                       March 17, 1995 (Spanish and English   Company's Form 10-K for the year
                       translation)                          ended December 31, 1994

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

10(b)(iii)             1994 Stock Option Plan                Incorporated by reference to the
                                                             Company's definitive proxy
                                                             statement dated April 1, 1994

10(c)                  Loan Agreement (No. 207) dated        Incorporated by reference to the
                       March 16, 1995, between the           Company's Form 10-K for

                       Company and BHN Multibanco            the year ended December 31, 1994
                       (Spanish and English translation)

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

10(j)                  Development Services Agreement for    Attached
                       Miguillas and Puerto Suarez
                       Projects between COBEE Development
                       LLC and Bolivian Power Company
                       Limited dated as of October 9, 1998

21                     List of Subsidiaries                  Attached

27                     Financial Data Schedule               Attached