Form 10-K/A
period 1998-12-31
BOLIVIAN POWER CO LTD/DE
filed 1999-04-30
CIK 225111

                                  FORM 10-K/A



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                              OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
--------------------------------------------    -------------
Commission File Number 1-12554


                 COMPANIA BOLIVIANA DE ENERGIA ELECTRICA, S.A.
                        BOLIVIAN POWER COMPANY LIMITED
             -----------------------------------------------------
          (Exact Name of the Registrant as Specified in its Charter)



Nova Scotia                                                           13-2691133
----------------------------                          --------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              Av. Hernando Siles 5635
                              Obrajes, La Paz-Bolivia
                              -----------------------

              (Address of principal executive offices)(zip code)


Registrant's telephone numbers, including area codes:


                               (Bolivia) 591-2-782474
                               ----------------------


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

  This filing on Form 10-K/A No. 1 amends the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, of Compania Boliviana de Energia Electrica S.A. - Bolivian Power Company Limited (the "Company"). The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"), as set forth below:


The following items are hereby amended and restated to read in their entirety as they appear in this amendment.

                              Part III

Item 10.  Directors and Executive Officers of the Registrant

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relationships and Related Transactions

Item 10.  Directors and Executive Officers of the Registrant


                                      DIRECTOR
                                      OR OFFICER        POSITION WITH
NAME                       AGE        SINCE             THE COMPANY
----                       ---        ----------        -----------

David H. Peterson           58        1996              Chairman of the Board,
                                                        Chief Executive Officer
                                                        and Director

Roger J. Dupuis             57        1993              President and General
                                                        Manager

Roland C. Gibson            47        1991              Vice President - Finance

Mats Fagerlund              48        1998              Director

Mauricio Gonzalez           42        1996              Director

Leonard Bluhm               53        1997              Director

Hans Lundgren               49        1998              Director

Gunnar Vallin               55        1997              Director

Ronald J. Will              59        1996              Director

Edwin G. Corr               64        1994              Director

All officers serve at the pleasure of the Board of Directors of the Company.

The recent business experience of the Company's executive officers and directors is summarized as follows:

David H. Peterson. Mr. Peterson has been the Company's Chairman of the Board since December 1996. He served as its Chief Executive Officer from December 1996 until November 1997. He has been Chairman of the Board of NRG Energy, Inc. ("NRG") since January 1994, Chief Executive Officer of NRG since November 1993, President of NRG since 1989 and a Director of NRG since 1989. He is also Chairman of the Board of Directors of Cogeneration Corporation of America ("CogenAmerica"). He was also Chief Operating Officer of NRG from June 1992 to November 1993. Prior to joining NRG, Mr. Peterson was Vice President, Non - Regulated Generation for Northern States Power Company ("NSP") and has served in various other management positions with NSP during the last 20 years.

Roger J. Dupuis. Mr. Dupuis has served as President and General Manager of the Company since January 1993, and as Executive Vice President of the Company from August 1991 to December 1992. He was a director from December 1993 to November 1994. He previously served as Project Manager for Canadian International Power Services, Inc. from 1987 to 1991 in Georgetown, Guyana and in Managua, Nicaragua. Mr. Dupuis received his Masters of Business Administration degree from the University of Western Ontario and his Bachelor of Electrical Engineering degree from the University of New Brunswick in Canada.

Roland C. Gibson. Mr. Gibson has served as Vice President-Finance of the Company since 1991 and as Assistant Finance Manager of the Company from 1988 to 1990. Prior to joining the Company in 1988, Mr. Gibson worked as an audit manager for Deloitte, Haskins & Sells in Buenos Aires, Argentina. Mr. Gibson is a Certified Public Accountant with a degree from Universidad Nacional de La Plata, Argentina.

Mats Fagerlund. Mr. Fagerlund has been General Counsel and Senior Vice President of Vattenfall AB since 1992 and has been a member of the board of Nordic Power Invest AB since 1993. Prior to that, Mr. Fagerlund served as Head of Legal Services at Telefonaktiebolaget LM Ericsson. Mr. Fagerlund also serves as Director of various companies within the Vattenfall group of companies.

Leonard Bluhm. Mr. Bluhm has been Executive Vice President and Chief Financial Officer of NRG since January 1997. From May 1996 to December 1996, he served as the first President and Chief Executive Officer of NRG Generating (U.S.), Inc. ("NRGG," now CogenAmerica). Mr. Bluhm was Vice President of NRG from January 1993 and Vice President and Chief Financial Officer from May 1993 until assuming his position with NRGG in May 1996. Mr. Bluhm was Chief Financial Officer of Cypress Energy Partners, an affiliate of NRG from April 1992 to January 1993, prior to which he was Director, International Operations and Manager, Acquisitions and Special Projects of NRG from 1991. Mr. Bluhm previously served for over 20 years in various financial positions with NSP.

Ronald J. Will. Mr. Will has been Senior Vice President, NRG, as well as President and Chief Executive Officer, NRG Europe, since June 1989, prior to which he served as Vice President, Operations and Engineering, of NRG since May 1992 and before that Vice President Operations from February 1991. Prior to that, he served as President and Chief Executive Officer of NRG Thermal, a wholly-owned subsidiary of NRG, that provided a limited number of customers with thermal services, from September 1989 to February 1991. Mr. Will served in a variety of positions with Norenco, a wholly-owned thermal services subsidiary of NSP, including Vice President and General Manager, from October 1982 to September 1989.

Mauricio Gonzalez. Mr. Gonzalez was the National Secretary of Energy of Bolivia from April 1995 to October 1996. Mr. Gonzalez served as Chairman of the Board and Executive President of Yacimientos Petroliferos Fiscales Bolivianos ("YPFB"), Bolivia's integrated oil and natural gas company, from September 1993 until March 1995. Prior to joining YPFB, Mr. Gonzalez served from 1989 through 1993 as the President of Pan Andean Resources (Bolivia), a London Stock Exchange quoted oil and gas exploration company. Mr. Gonzalez has dual Bolivian and American citizenship.

Gunnar Vallin. Mr. Vallin has been Senior Vice President of Vattenfall AB since 1994 and is the Chief Executive Officer and President of Nordic Power Invest AB ("NPI") and is the Chairman of the Board of Directors of SwedPower AB. He also serves as a Director of Vattenfall Generating Seruices AB and of Vattenfall Vattenkrage AB. From 1991 to 1994, Mr. Vallin served as Division Manager at ABB High Voltage Transmission AB.

Hans Lundgren. Mr. Lundgren has been Vice President of Vattenfall International AB since 1995. He has also been Vice President for NPI Latin America since 1996. Furthermore, Mr. Lundgren serves as a Director of Vattenfall Generator Services AB. From 1993 to 1995, Mr. Lundgren served as Director for Strategy and Business Development at the corporate level of Vattenfall AB. Prior to joining Vattenfall, Mr. Lundgren served as an Undersecretary for Planning in the Ministry of Industry and Commerce with responsibility for the privatization of Swedish government owned companies.

Edwin G. Corr. Mr. Corr has been the Director of the Energy Institute of the Americas and Associate Director of the International Programs Center at the University of Oklahoma since 1995. He was a professor of Political Science and Holder of the Henry Bellmont Chair in Public Service at the University of Oklahoma from 1990 through 1996. Mr. Corr served as a Foreign Service Officer of the United States Department of State from September 1961 to September 1990. During that period Mr. Corr held a variety of high-level positions, including, but not limited to, serving as a Deputy Assistant Secretary of State, the U.S. Ambassador to Peru, the U.S. Ambassador to Bolivia and the U.S. Ambassador to El Salvador.

Section 16(a)  Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires Directors, executive officers and 10% shareholders of the Company to file reports of changes in beneficial ownership with the Company, the Securities and Exchange Commission and any exchange upon which the Company's common stock is traded. Based solely on representations from the Company's Directors and executive officers and a review of the copies of beneficial ownership reports furnished to the Company, the Company believes that all of the Directors, executive officers and 10% shareholders of the Company complied with such reporting requirements during the last fiscal year.

Item 11.  Executive Compensation.

Compensation Summary

  The following table sets forth information concerning the cash and non-cash compensation (stated in U.S. dollars), paid or to be paid by the Company to its Chief Executive Officer and to each of its executive officers whose total salary and bonus exceeded $100,000, for the three fiscal years ended December 31, 1998.


                              SUMMARY COMPENSATION TABLE

                             Annual Compensation                                         Long-Term
                                                                                       Compensation
                                                                                          Awards
-------------------------------------------------------------------------------      -----------------     ----------------
               (a)                  (b)       (c)          (d)         (e)                  (g)                   (i)

                                                                       Other
                                                                       Annual            Securities
                                                                    Compensation         Underlying            All Other
   Name and Principal Position                                         ($)(3)             Options            Compensation
                                   Year   Salary ($)    Bonus ($)                        SARS ($)(4)           ($)(5)(6)
David Peterson, (1)                1998           ---          ---         ---                    ---                  ---
  Chief Executive Officer          1997           ---          ---         ---                    ---                  ---

Robert McClenachan, (2)            1998           ---          ---         ---                    ---                  ---
  Chief Executive Officer          1997           ---          ---         ---                 70,000                  ---

Roger J. Dupuis,                   1998       170,170          ---      34,000                    ---               11,100
  President and General Manager    1997       162,000       78,000      42,600                  5,000               10,600
                                   1996       154,350       78,000      44,600                  5,000                9,900

Roland C. Gibson,                  1998        98,165          ---      16,000                    ---                5,100
  Vice President Finance           1997        92,600       45,000      19,300                  2,500                4,900
                                   1996        88,200       37,500      20,500                  2,500                4,800


---------------------------
(1) Mr. Peterson served as Chief Executive Officer of the Company through November 1997 and was elected again to that office on August 7, 1998.

(2) Mr. McClenachan became the Chief Executive Officer of the Company in November 1997 and resigned on August 7, 1998.

(3) Column (e) of the above table includes the value of certain benefits (valued on the basis of the aggregate incremental value to the Company) provided by the Company to its executive officers, including a housing allowance, moving expenses, free electricity, personal use of a Company car, social club dues, personal use of Company staff, schooling for minor children, life and health insurance policies and transportation costs for an annual trip to the officer's native country. None of the benefits included in column (e) exceeded 25% of the total benefits for any of the named executive officers except: (i) Mr. Dupuis' housing allowance, which was $18,000 for each of the three years in 1998, 1997 and 1996 respectively; and (ii) Mr. Dupuis' travel allowance to his native country, which was $13,000, $16,000 and $16,000 in 1998, 1997 and 1996, respectively.

(4) Column (g) includes options granted to Messrs. McClenachan, Dupuis and Gibson under the Company's 1994 Stock Option Plan.

(5) Column (i) includes payments of $6,807, $6,483 and $6,174 to Mr. Dupuis for 1998, 1997 and 1996, respectively, in lieu of payments for his account to a retirement plan. The Company's Pension Plan was frozen as of November 1, 1991, and terminated as of September 1, 1992, and the Company has made payments to Mr. Dupuis equal to 4% of his annual base salary. Column (i) also includes payments to Mr. Dupuis of term life insurance premiums of $4,293, $4,048 and $3,730 in 1998, 1997 and 1996, respectively.

(6) Column (i) includes payments of $3,927, $3,704 and $3,528 to Mr. Gibson for 1998, 1997 and 1996, respectively, in lieu of payments for his account to a retirement plan. Column (i) also includes payments to Mr. Gibson of term life insurance premiums of $1,200 per year for each of the three years 1998, 1997 and 1996.

                              OPTION GRANT TABLE


  The Company did not grant any stock options during the year ended December 31, 1998.

                              STOCK OPTION TABLE
                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values

                                            Number of Securities        Value of Unexercised
                                           Underlying Unexercised      in-the-Money Option at
                                            Options at FY-End(#)              FY-End(#)

                     Shares       Value
Name              Acquired on   Realized
                  Exercise (#)     ($)     Exercisable   Unexercisable  Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------
David H. Peterson     ---          ---               0               0            0               0
Robert McClenachan    ---          ---               0               0            0               0
Roger J. Dupuis       ---          ---               0           5,000            0               0
Roland C. Gibson      ---          ---               0           2,500            0               0

Compensation of Directors

  Messrs. Corr and Gonzalez received $14,000 per year and $1,000 per Board meeting, and $500 per committee meeting, attended, plus expenses. The Chairman of a committee received $750 for each meeting attended of that committee. Mr. Gonzalez and Mr. Corr also received $500 per undertaking, plus expenses, for special assignments undertaken at the request of the Board.

Employment Agreements


  Roger J. Dupuis.  The Company and Roger J. Dupuis entered into an Employment
  ---------------
Agreement as of October 7, 1996 (the "Dupuis Employment Agreement"). The following is a summary of the material terms of the Dupuis Employment Agreement. Mr. Dupuis' employment by the Company shall be for an indefinite period commencing on October 7, 1996 and ending on the date of termination pursuant to the provisions set forth in Section 3 of the Dupuis Employment Agreement. The Company may terminate the Dupuis Employment Agreement at any time after October 31, 1998 by giving Mr. Dupuis sixty days' prior written notice. Mr. Dupuis may terminate the Dupuis Employment Agreement at any time after October 31, 1998 or at any time upon sixty days' prior written notice upon the occurrence of certain events, such as a change in his duties or a reduction in his salary or benefits. The Company will pay Mr. Dupuis a base salary at the rate of $154,350 per annum, payable in substantial equal monthly installments. (Such amount, as it may be increased from time to time, is hereinafter referred to as the "Base Salary"). The Base Salary and Mr. Dupuis' other compensation shall be reviewed annually and may be increased or maintained as the Board of Directors may determine. The Company may also pay Mr. Dupuis an annual incentive bonus in such amount as the Board of Directors may determine.


  Roland C. Gibson.  The Company and Roland C. Gibson entered into an Employment
  ----------------
Agreement as of October 7, 1996 (the "Gibson Employment Agreement"). Mr. Gibson's employment by the Company shall be for an indefinite period commencing on October 7, 1996 and ending on the date of termination pursuant to the provisions set forth in Section 3 of the Gibson Employment Agreement. The Company may terminate the Gibson Employment Agreement at any time after October 31, 1998 by giving Mr. Gibson sixty days' prior written notice. Mr. Gibson may terminate the Gibson Employment Agreement at any time after October 31, 1998 or at any time upon sixty days prior written notice upon the occurrence of certain events, such as a change in his duties or a reduction in his salary or benefits. The Company shall pay Mr. Gibson a base salary at the rate of $88,200 per annum, payable in substantial equal monthly installments. (Such amount, as it may be increased from time to time, is hereinafter referred to as the "Base Salary"). The Base Salary and Mr. Gibson's other compensation shall be reviewed by the Board of Directors at least annually and may be increased or maintained as the Board of Directors may determine. The Company may also pay Mr. Gibson an annual incentive bonus in such amount as the Board of Directors may determine.


Compensation Committee Interlocks and Insider Participation

  The Board of Directors' Compensation Committee was comprised during 1998 of Edwin G. Corr, David H. Peterson and Gunnar Vallin. Mr. Peterson is Chairman of the Board of NRG and served as Chief Executive Officer of the Company from December 1996 to November 1997 and since August 7, 1998 and Mr. Vallin is the Chief Executive Officer and President of NPI. NRG and NPI jointly own Tosli.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information with respect to the beneficial ownership of shares by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock, (ii) Directors, (iii) executive officers, and (iv) Directors and executive officers as a group. The persons listed in the table have sole voting and investment power with respect to the shares shown in the table.

                                        Amount and
                                        Nature of
                                        Beneficial
Name and Address                        Ownership               Percent of Class
----------------                        ---------               ----------------

Tosli Investments B.V.                  4,060,732                     96.6%
Roger J. Dupuis.......................      0                           0
Roland C. Gibson......................      0                           0
Mats Fagerlund........................      1                           *
Mauricio Gonzalez.....................      1                           *
Robert McClenachan....................      0                           *
Leonard Bluhm.........................      1                           *
David H. Peterson.....................      1                           *
Hans Lundgren.........................      1                           *
Gunnar Vallin.........................      1                           *
Ronald J. Will........................      1                           *
Edwin G. Corr.........................      1                           *
All Directors and executive
  officers as a group (12 persons)          8                           *

________________

*  Less than one percent.

Item 13.  Certain Relationships and Related Transactions

  Stockholders Agreement.  Pursuant to a Stockholders Agreement, dated as of
  ----------------------
December 13, 1996, NRG and NPI have made various agreements relating to their ownership of interests in Tosli and the Company.

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

     (v)    The Company shall deal at arm's-length with NRG and NPI.

     (vi) NRG and NPI shall cooperate fully to the end that the Company and Tosli will qualify for a "participation exemption" under the laws of the Netherlands.

     (vii) The Company shall conduct its business with due consideration to applicable environmental standards.


     Upon purchase of shares pursuant to the Tender Offer, Tosli became entitled to designate all of the members of Company's Board of Directors. Under the Stockholders Agreement, NRG and NPI have agreed that the Board of Directors of the Company will consist of three designees of NRG (currently Messrs. Peterson, Bluhm and Will), three designees of NPI (currently Messrs. Fagerlund, Lundgren and Vallin) and three additional Directors (currently Messrs. Corr, Gonzalez and one vacancy) who are mutually satisfactory to NPI and NRG.

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

     Under the Stockholders Agreement, the Common Stock held by Tosli, and the shares of Tosli itself, are subject to rights of first refusal and rights of approval of transferees where the proposed transfer includes, directly or indirectly, 25% or more of the then outstanding shares of the Company's Common Stock or would reduce the combined holdings of NRG and NPI to less than 51% of the then outstanding shares of the Company's Common Stock. Neither NPI nor NRG is to acquire any shares of the Company from the Company or other shareholders except through Tosli.

     Pursuant to the Stockholders Agreement, in the event of the transfer of effective working control of NPI by Vattenfall, or of NRG by Northern States (other than a spin-off or split-off of NRG to all shareholders of Northern States or a change of control of Northern States or Vattenfall), then the other party would have a right to purchase the first party's interest in the Common Stock held by Tosli and in Tosli at fair market value.

     The Stockholders Agreement states that each party would be free to pursue other business opportunities without offering them to the Company, except as otherwise required by applicable law. However, each party has agreed to ensure that none of its unilateral actions would be detrimental to the Company.

CAF Agreement

     The Company entered into a loan agreement with Corporacion Andina de Fomento (the "CAF Agreement") in August 1997. CAF is a multilateral, supernational financial institution, the shareholders of which are the member countries of the Andean Community (i.e., Bolivia, Colombia, Ecuador, Peru and Venezuela), plus Chile, Mexico, Trinidad and Tobago, Brazil, Paraguay, Jamaica and 22 private commercial banks. The CAF Agreement provides an A Loan of up to $30,000,000 (the "A Loan") to be provided by CAF and a B Loan of up to $45,000,000 (the "B Loan") to be provided by ING Baring (U.S.) Capital Corporation (or an affiliate) and other Participants. The Company has borrowed $75,000,000 under the CAF Agreement.

     The Loans under the CAF Agreement will be amortized in 18 semi-annual installments of varying amounts beginning January 31, 1999 and ending July 31, 2007.

     The A Loan may be voluntarily prepaid upon 90 days notice in whole or in part in an amount of not less than $5,000,000 beginning on July 31, 1999 subject to the payment of (i) a prepayment fee of 2.00% if a prepayment occurs on or before July 31, 2003, or 1.00% if a prepayment occurs thereafter and (ii) applicable breakage costs. The B Loan may be voluntarily prepaid in whole or in part at any time upon 90 days notice, subject to payment of applicable breakage costs. Any voluntary prepayment will be made pro rata between the A Loan and the B Loan, except that CAF may elect to waive pro rata voluntary prepayment and allow voluntary prepayment of B Loan amounts only. Voluntary prepayments shall be applied pro rata to remaining principal payments due on the Loan or Loans being prepaid.

     Certain mandatory prepayments will be required in the event of asset sales by the Company in excess of a cumulative total of $15,000,000.

     Interest is payable semi-annually in arrears at a rate equal to 6-month LIBOR plus a margin of 4.5% on the A Loan and 6-month LIBOR plus a margin of 4.0% in the B Loan. Overdue amounts will bear interest at a rate of 4.00% over the amount otherwise payable.

     The A Loan and the B Loan are collateralized by a mortgage on substantially all of the Company's assets.

     The CAF Agreement provides for a number of Events of Default, including, among other things, defaults in payment, or defaults in the performance of various covenants, under the CAF Agreement, abandonment of, or cessation of work for more than 90 days on, the Zongo Valley Expansion Project or the occurrence of a material adverse change affecting the Company's ability to perform its obligations under the CAF Agreement.

Shareholder Maintenance Agreement

     In connection with the execution of the CAF Agreement, NRG, NPI and CAF entered into the Shareholder Maintenance Agreement. For a period of five years, NPI and NRG agreed to maintain a combined ownership of at least 40% of each of the voting power and the aggregate capital stock of the Company, provided, however, that they agreed to maintain a combined ownership of more than 50% of each of the voting power and aggregate capital stock unless the voting stock of the Company is publicly traded and at least 20% of the voting power is held by persons other than NRG, NPI and their affiliates. Thereafter, for the remaining term of the financing, NPI and NRG agreed to maintain a combined ownership of at least 30% of each of the voting power and aggregate capital stock of the Company; provided, however, that they agreed to maintain a combined ownership of more than 50% of each of the voting power and aggregate capital stock unless the voting stock of the Company is publicly traded and at least 20% of the voting power is held by management control of the Company, and to appoint competent directors of the Company who will exercise diligence and attention to the management of, and appointment of officers with appropriate competence and experience to manage, the Company.

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

CDLLC Agreement

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

 COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. -- BOLIVIAN POWER COMPANY LIMITED


Date:  April 30, 1999               By:     /s/ Roger J. Dupuis
                                            -------------------
                                            Roger J. Dupuis
                                            President and General Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                            DATE
------------------------------------------------------------------------

By  /s/ David H. Peterson    Chairman of the Board            April 30, 1999
    ---------------------    and Director and Chief
    David H. Peterson        Executive Officer
                             (Principal Executive Officer)

By  /s/ Roger J. Dupuis      President and General            April 30, 1999
    ------------------       Manager
    Roger J. Dupuis


By  /s/ Roland C. Gibson     Vice President-Finance           April 30, 1999
    --------------------     (Principal Financial and
    Roland C. Gibson         Accounting Officer)


By  /s/ Leonard Bluhm        Director                         April 30, 1999
    -----------------
    Leonard Bluhm


By  /s/ Edwin G. Corr        Director                         April 30, 1999
    ----------------
    Edwin G. Corr


By  /s/ Mats Fagerlund       Director                         April 30, 1999
    ------------------
    Mats Fagerlund


By  /s/ Mauricio Gonzales    Director                         April 30, 1999
    ---------------------
    Mauricio Gonzales

By  /s/ Hans Lundgren        Director                         April 30, 1999
    -----------------
    Hans Lundgren


By  /s/ Gunnar Vallin        Director                         April 30, 1999
    -----------------
    Gunnar Vallin


By  /s/ Ronald J. Will       Director                         April 30, 1999
    ------------------
    Ronald J. Will