Form 10-Q
period 1999-03-31
BOLIVIAN POWER CO LTD/DE
filed 1999-05-14
CIK 225111

                                  FORM  10-Q

                       SECURITIES AND EXCHANGE COMMISION
                            WASHINGTON, D.C. 20549
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999
                                      OR
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to_______________

                        Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                        BOLIVIAN POWER COMPANY LIMITED
            -----------------------------------------------------

            (Exact name of registrant as specified in its charter)

                Nova Scotia                                  13-2691133
    ------------------------------------           -----------------------------
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

                                      N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal ear, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO_______
   -------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 11, 1999, there were 4,202,575 outstanding shares.

                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A
                        BOLIVIAN POWER COMPANY LIMITED

                               TABLE OF CONTENTS

Part I -  Financial Information                                     Page
------------------------------                                      ----
Item 1.   Financial Statements

          Balance Sheets - March 31, 1999
                 (unaudited) and December 31, 1998                     3

          Statements of Income - Three
                 Months Ended March 31, 1999 and
                 1998 (unaudited)                                      4

          Statements of Cash Flows -
                 Three Months Ended March 31, 1999
                 and 1998 (unaudited)                                  5

          Notes to Interim Financial
                 Statements (unaudited)                                6

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                            7

Part II - Other Information
---------------------------

Item 1. Legal Proceedings                                             14

Item 6. Exhibits and Reports on Form 8-K                              14

                           ------------------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  FINANCIAL STATEMENTS
         --------------------

                                BALANCE SHEETS

                     March 31, 1999 and December 31, 1998
                              (in U.S. Dollars)
                   (amounts in thousands, except share data)
                                  (Unaudited)
                                   ---------


                                                                         MARCH 31, 1999                 DECEMBER 31, 1998
                                                                   -------------------------          -------------------------
                                                  ASSETS
                                                  ------
Utility Plant
  In service
      Production                                                     $               110,603            $               110,454
      Transmission                                                                    21,712                             12,770
  Construction work in progress                                                       51,667                             55,278
  General Property                                                                     6,179                              6,157
                                                                   -------------------------          -------------------------
                                                                                     190,161                            184,659
  Less accumulated depreciation                                                       44,385                             43,278
                                                                   -------------------------          -------------------------
Net utility plant                                                                    145,776                            141,381
                                                                   -------------------------          -------------------------
Current assets
      Cash and cash equivalents                                                        5,504                              4,477
      Temporary investments at fair market value
            (includes restricted collateral deposits
            of $371 in 1999 and $1,591 in 1998)                                        3,449                              9,236
      Accounts receivable, net                                                         8,297                              8,610
      Materials and supplies                                                           1,624                              1,440
      Prepaid expenses                                                                 1,643                              1,707
                                                                   -------------------------          -------------------------
Total Current Assets                                                                  20,517                             25,470
                                                                   -------------------------          -------------------------
Other assets                                                                           3,034                              2,745
                                                                   -------------------------          -------------------------
                                                                     $               169,327            $               169,596
                                                                   =========================          =========================

                                         SHAREHOLDERS' EQUITY AND LIABILITIES
                                         ------------------------------------
Shareholders' equity
      Common shares, without par value
      (13,066,803 authorized, 4,202,575
       issued and outstanding)                                       $                55,247            $                55,247
      Additional capital                                                              14,493                             14,493
      Earnings reinvested                                                             14,425                             11,721
                                                                   -------------------------          -------------------------
Total Shareholders' Equity                                                            84,165                             81,461
                                                                   -------------------------          -------------------------
Provision for severance indemnities                                                    3,643                              3,838
Long-term debt                                                                        64,875                             68,700
                                                                   -------------------------          -------------------------
                                                                                      68,518                             72,538
                                                                   -------------------------          -------------------------
Current liabilities
      Accounts payable                                                                 5,755                              7,393
      Current portion of long term-debt                                                7,650                              6,303
      Taxes on income                                                                  2,512                              1,560
      Other taxes                                                                        717                                331
       Other                                                                              10                                 10
                                                                   -------------------------          -------------------------
Total Current Liabilities                                                             16,644                             15,597
                                                                   -------------------------          -------------------------
Contingencies and commitments                                                              -                                  -
                                                                   -------------------------          -------------------------
Total Shareholders' Equity and Liabilities                           $               169,327            $               169,596
                                                                   =========================          =========================

    See accompanying notes to interim consolidated financial statements.

                             STATEMENTS OF INCOME
                  Three Months Ended March 31, 1999 and 1998
                               (in U.S. Dollars)
            (amounts in thousands, except share and per share date)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED MARCH 31,
                                                    -------------------------------------
                                                         1999                   1998
                                                    --------------         --------------

Operating revenue                                    $       7,992          $       6,257
                                                    --------------         --------------
Operating expenses
    Operations                                               2,193                  2,230
    Maintenance                                                406                    419
    Depreciation                                             1,028                    956
    Taxes                                                      273                    218
                                                    --------------         --------------
Total operating expenses                                     3,900                  3,823
                                                    --------------         --------------

Operating income                                             4,092                  2,434
                                                    --------------         --------------
Other income

    Interest capitalized                                     1,361                  1,261
    Other, principally interest income                          50                    385
                                                    --------------         --------------
Total other income                                           1,411                  1,646
                                                    --------------         --------------

Income before interest charges and taxes                     5,503                  4,080
Interest charges                                             1,738                  1,902
                                                    --------------         --------------
Income before taxes                                          3,765                  2,178
Tax provision                                                1,061                    540
                                                    --------------         --------------
Net income                                           $       2,704          $       1,638
                                                    ==============         ==============

Average common shares outstanding                        4,202,575              4,202,575
                                                    ==============         ==============

Earnings per common share                            $        0.64          $        0.39
                                                    ==============         ==============

Dividends per common share                           $           -          $           -
                                                    ==============         ==============

See accompanying notes to consolidated financial statements.

                           STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1999 and 1998
                               (in U.S. Dollars)
                            (amounts in thousands)
                                  (Unaudited)


                                                                                      THREE MONTHS ENDED
                                                                            MARCH 31, 1999           MARCH 31, 1998
                                                                        ----------------------------------------------
Cash flows from operating activities
    Net income                                                                   $ 2,704                $  1,638
    Adjustment to reconcile net income to
        cash provided by (used in) operating
        activities
           Depreciation                                                            1,028                     956
           Provision for indemnities                                                  55                     119
           Interest capitalized                                                   (1,361)                 (1,261)
           Other - Net                                                              (290)                   (208)
     Decrease (Increase) in accounts  receivable                                     315                    (227)
     (Increase) Decrease in materials and supplies                                  (184)                    662
     Decrease in prepaid expenses                                                     64                      74
     (Decrease) in accounts payable                                               (1,638)                 (1,223)
     Increase in taxes payable                                                     1,338                     773
     (Decrease) in other liabilities                                                  (3)                     (4)
     Indemnities paid                                                               (250)                   (171)
                                                                        ----------------------------------------------
           Net cash provided by operating
             activities                                                            1,778                   1,128
                                                                        ----------------------------------------------
Cash flows from (used in) investing
             activities
     Utility plant additions                                                      (4,142)                 (8,709)
     Net Decrease in temporary
              investments                                                          5,787                  46,741
     Other-net                                                                        79                       9
                                                                        ----------------------------------------------
            Net cash provided by investing
                 activities                                                        1,724                  38,041
                                                                        ----------------------------------------------

Cash flows from (used in) financing
       activities
     Payment of long term debt                                                    (2,475)                 (1,323)
     Payment of dividends                                                              -                 (34,965)
                                                                        ----------------------------------------------
            Net cash (used in) financing
                  activities                                                      (2,475)                (36,288)
                                                                        ----------------------------------------------
Net Increase in cash and cash
       equivalents                                                                 1,027                   2,881
Cash and cash equivalents at beginning of
       period                                                                      4,477                   1,453
                                                                        ----------------------------------------------
Cash and cash equivalents at end of period                                       $ 5,504                $  4,334
                                                                        ==============================================
Supplemental Disclosures of Cash Flow
       Information:
Cash paid during the period for:
       Interest (net of amount capitalized)                                      $   377                $    641

     See accompanying notes to interim consolidated financial statements.

                 COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A.
                        BOLIVIAN POWER COMPANY LIMITED

                     NOTES TO INTERIM FINANCIAL STATEMENTS
                               (in U.S. Dollars)
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

1) The unaudited Interim Financial Statements, which reflect all adjustments (consisting only of normal recurring items) that management believes necessary to present fairly results of interim operations, should be read in conjunction with the Notes to Financial Statements (including the summary of significant accounting policies) included in the Company's audited Financial Statements for the year ended December 31, 1998, which are included in the Company's Form 10-K for such year (the "1998 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The Balance Sheet at December 31, 1998 was extracted from the audited annual financial statements in the 1998 10-K and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

2) On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance with the terms of the concession, primarily in relation to timing for submission of a reasonable execution plan for the Miguillas Expansion - see Managements' Discussion and Analysis of Financial Condition and Results of Operations, Expansion and Modernization Projects - to the Superintendency of Electricity and the timing of the conversion process of the Company's concession into a license, as required by the Electricity Law. The challenge is seeking the termination of the Company's concession.

     The Company believes that this action is without merit as the Company has fulfilled its obligations with respect to the submission of an execution plan for the Miguillas Expansion to the Superintendency of Electricity and has taken appropriate actions on a timely basis to convert the Company's concession into a license.

     On November 13, 1998 the Superintendency of Electricity ruled that this action was unfounded. Upon appeal the Superintendency of Electricity again confirmed its original decision on December 21, 1998. The claimant thereafter appealed to the General Superintendency. On March 1, 1999, this Superintendency confirmed the previous rulings of the Superintendency of Electricity.

     On April 5, 1999, the claimant appealed the administrative decision of the General Superintendency to the Bolivian Supreme Court. While the Company believes that such appeal is without merit, the Company cannot predict the final outcome of this matter. An adverse outcome could have a material adverse effect on the Company's financial condition.

          Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------
                      CONDITION AND RESULTS OF OPERATIONS
                                (in US Dollars)


The following should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the 1998 10-K.

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

Under the terms of the Concession, the Company also has the right to expand its facilities in the Miguillas Basis (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company actively pursued the development of the Miguillas Expansion during 1998; in May 1998 bids were received from certain selected contractors for an engineering, procurement and construction contract. Financing alternatives were also explored. However, the Miguillas Expansion was put on hold due to an action filed on August 10, 1998 before the Superintendency of Electricity by a private Bolivian citizen, seeking the termination of the Company's concession, and certain other factors. See Note 2 to the Company's Interim Financial Statements.

The Company is also involved in the development of a gas-fired generation facility - the Bulo Bulo project - near Cochabamba for the domestic market in Bolivia and is also pursuing the development of a gas-fired generation facility
- the Puerto Suarez Project - in Puerto Suarez on the Brazilian border in Bolivia for the export of electricity to the Brazilian market.

FINANCING EXPANSION AND MODERNIZATION PROJECT

The Company estimates that during 1999 and 2000 approximately $17 million will be required for completion of the Zongo Project and for the Company's regular capital expenditure program. The Company estimates that it will be required to spend approximately $6 million to complete the Zongo Project generation facilities, $4 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program.

The Company has funded the Zongo Project and its regular capital expenditure program with borrowings from Corporacion Andina de Fomento ("CAF"), equipment financing, the proceeds it received in 1996 from the sale of its former distribution subsidiaries and from internal cash generation. At March 31, 1999, $3 million of loan proceeds under the CAF Agreement was available for this purpose. During 1998 and in the first quarter of 1999, the Company expended $28 million and $5 million, respectively, on the Zongo Project. See "Liquidity and Capital Resources" below. The capital requirements discussed above do not include possible funding requirements of the Bulo - Bulo Project, the Miguillas Expansion and the Puerto Suarez Project referred to above.

During 1998, NRG Energy Inc. and Nordic Power Invest AB, the indirect beneficial owners of 96.6% of the Company's outstanding common stock, created a separate jointly-owned entity to provide, among other things, development services on behalf of the Company. On October 9, 1998 this new entity, Cobee Development LLC ("CDLLC"), entered into an agreement with the Company pursuant to which CDLLC agreed to provide development services to the Company in connection with the Miguillas and Puerto Suarez projects. Under the agreement, in return for the provision of such services by CDLLC, the Company agreed that, in the event there is a financing closing in connection with either of the projects, it would reimburse CDLLC's development expenses and pay CDLLC a development fee out of the financing proceeds associated with the project. The agreement expires on December 31, 1999 unless the parties terminate it prior to, or extend it beyond, that date.

REGULATION AND RATE SETTING

The Electricity Law and the Sectorial Regulatory Law, both enacted in 1994, created a new Government agency, known as the Superintendency of Electricity, which is responsible for performing the regulatory functions previously performed by the then Government regulatory board, Direccion Nacional de Electricidad.

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

On October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999 with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a Resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company is not in agreement with certain issues taken into account by the Superintendency of Electricity in the determination of these rate increases, as the increases granted do not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates.

As the Company's return in the year 1998 was 6.3%, on January 14, 1999 a further rate case study was filed by the Company with the Superintendency of Electricity, in which the Company requests a 23% rate increase as from January 1, 1999, over and above the increases already granted and which are described in the previous paragraph. By letter, dated February 24, 1999, the Superintendency of Electricity indicated that a review of the Company's rate case study will be conducted as from mid - March 1999 and has subsequently requested that the Company provide additional information to that already submitted in the rate case study filed on January 14, 1999. The Company has complied with such request, but at this time the Company cannot predict the final outcome of this matter.

The Company's rates are indexed to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Boliviano and the U.S. dollar, thereby providing the Company with protection from effects of fluctuations in the exchange rate. The Company is also entitled to include in its rates an amount equal to the excess of the rate of interest paid over 6% of any financing approved by the Government. In approving the CAF Agreement, the Government approved the inclusion of this excess in the rate base of the interest on only $55.6 million of borrowings under the CAF Agreement.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 as compared to Three months ended March 31, 1998

Sales in the first quarter of 1999 were 252,574 MWh, a decrease of 0.4% when compared to 1998, despite the fact that several facilities of the Zongo Project were completed in 1998 and are already on-line. This decrease is partially attributable to a decrease in overall generation due to climatic conditions, i.e, a late rainy season, and because one of the Company's power plants has been off-line since December, 1998 due to severe damage caused by a mud and rockslide during the heavy rainstorm. Operating revenue increased by 27.7% in 1999 when compared to 1998 due to:

A)  a rate increase granted to the Company in September 1998; and
B) the reimbursement to the Company of $0.8 million for business interruption insurance coverage relating to outage of the power plant referred to above.

Except for a 7.5% increase in the depreciation charge due to the addition of new facilities to the rate base, operating expenses did not vary significantly in the first quarter of 1999 when compared to 1998.

As a result of the above, operating income in the first quarter of 1999 increased by 68% over the same period of 1998.

The Company's statutory income tax rate is 34.375% which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rates of 28% and 25% in 1999 and 1998 differ from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes.
The tax charge increased in 1999 when compared to 1998 due to the Company's improvement in operating performance, which gave rise to a 73% increase in the Company's net income before taxes.

Net income in 1999 was $2.7 million or $0.64 per common share compared to net income of $1.6 million or $0.39 per common share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

In the first three months of 1999 and 1998, the Company incurred capital expenditures of $5.5 million and $10 million, respectively. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project. The Company funded the expenditures from internally generated funds, from borrowings under the CAF Agreement and from proceeds received in 1996 from the sale of its distribution subsidiaries, as explained below.

At March 31, 1999 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $1.4 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

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

The Company estimates that during 1999 and 2000 approximately $17 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. The Company estimates that it will be required to spend approximately $6 million to complete the Zongo Project generation facilities, $4 million to complete the Zongo Project transmission facilities and approximately $7 million on its regular capital expenditure program.

The Company has funded the Zongo Project and its regular capital expenditure program with the borrowings from CAF, equipment financing, the proceeds it received from the sale of its distribution subsidiaries and from internal cash generation. At March 31, 1999, $3 million of loan proceeds under the CAF Agreement was available for this purpose. During 1998 and the first quarter of 1999, the Company expended $28 and $5 million, respectively, on the Zongo Project.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 4.4%, in 1998 and 0.1% in the first quarter of 1999, respectively. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1    Legal Proceedings.
------    ------------------

          On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance with the terms of the concession, primarily in relation to timing for submission of a reasonable execution plan for the Miguillas Expansion-see Managements' Discussion and Analysis of Financial Condition and Results of Operations, Expansion and Modernization Projects - to the Superintendency of Electricity and the timing of the conversion process of the Company's concession into a license, as required by the Electricity Law. The challenge is seeking the termination of the Company's concession.

          The Company believes that this action is without merit as the Company has fulfilled its obligations with respect to the submission of an execution plan for the Miguillas Expansion to the Superintendency of Electricity and has taken appropriate actions on a timely basis to convert the Company's concession into a license.

          On November 13, 1998 the Superintendency of Electricity ruled that this action was unfounded. Upon appeal the Superintendency of Electricity again confirmed its original decision on December 21, 1998. The claimant thereafter appealed to the General Superintendency. On March 1, 1999, this Superintendency confirmed the previous rulings of the Superintendency of Electricity.

          On April 5, 1999, the claimant appealed the administrative decision of the General Superintendency to the Bolivian Supreme Court. While the Company believes that such appeal is without merit, the Company cannot predict the final outcome of this matter. An adverse outcome could have a material adverse effect on the Company's financial condition.

Item 6    Exhibits and Reports on Form 8-K.
------    ---------------------------------

          (a)  The following exhibit is filed with this report:
               Exhibit 27 - Financial Data Schedule.

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


DATE:  MAY 14, 1999

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-START]                             JAN-01-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                           5,504
[SECURITIES]                                         0
[RECEIVABLES]                                    2,770
[ALLOWANCES]                                         0
[INVENTORY]                                      1,624
[CURRENT-ASSETS]                                20,517
[PP&E]                                         190,161
[DEPRECIATION]                                  44,385
[TOTAL-ASSETS]                                 169,327
[CURRENT-LIABILITIES]                           16,644
[BONDS]                                         64,875
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        55,247
[OTHER-SE]                                      28,918
[TOTAL-LIABILITY-AND-EQUITY]                   169,327
[SALES]                                              0
[TOTAL-REVENUES]                                 7,992
[CGS]                                                0
[TOTAL-COSTS]                                    3,900
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                               4,213
[INCOME-PRETAX]                                  3,765
[INCOME-TAX]                                     1,061
[INCOME-CONTINUING]                              2,704
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,704
[EPS-PRIMARY]                                     0.64
[EPS-DILUTED]                                     0.64