Form 10-Q
period 1999-06-30
BOLIVIAN POWER CO LTD/DE
filed 1999-08-11
CIK 225111

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549

     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ________________ to_______________

                        Commission file number 1-12554

                COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A. --
                        BOLIVIAN POWER COMPANY LIMITED

            ------------------------------------------------------

            (Exact name of registrant as specified in its charter)


         Nova Scotia                                             13-2691133
-------------------------------                              -------------------
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

YES    X    NO ___
      ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 11, 1999 were 4,202,575 outstanding shares.

                  COMPANIA BOLIVIANA DE ENERGIA ELECTRICA S.A
                        Bolivian Power Company Limited

                               TABLE OF CONTENTS


Part I - Financial Information                                            Page
------------------------------                                            ----

Item 1.  Financial Statements

         Balance Sheets - June 30, 1999
                  (unaudited) and December 31, 1998                          3

         Statements of Income - Three and Six
                  Months Ended June 30, 1999 and
                  1998 (unaudited)                                           4

         Statements of Cash Flows - Six Months Ended
                  June 30, 1999 and 1998 (unaudited)                         5

         Notes to Interim Financial
                  Statements (unaudited)                                     6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 7

Part II - Other Information
---------------------------

Item 1.  Legal Proceedings                                                  14

Item 6.  Exhibits and Reports on Form 8-K                                   14


                         ----------------------------

                         PART I. FINANCIAL INFORMATION
                         -----------------------------
Item 1.  FINANCIAL STATEMENTS
-------  --------------------

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                               (in U.S. Dollars)
                   (amounts in thousands, except share data)
                                  (Unaudited)
                                   ---------

                                                                          June 30, 1999          December 31, 1998
                                                                       ------------------     -----------------------
                             A S S E T S
                             -----------
Utility Plant
 In service
    Production                                                                $  157,358                $    110,454
    Transmission                                                                  25,547                      12,770
 Construction work in progress                                                     5,662                      55,278
 General Property                                                                  6,166                       6,157
                                                                       ------------------     -----------------------
                                                                                 194,733                     184,659
 Less accumulated depreciation                                                    45,664                      43,278
                                                                       ------------------     -----------------------
Net utility plant                                                                149,069                     141,381
                                                                       ------------------     -----------------------
Current assets
    Cash and cash equivalents                                                      1,675                       4,477
    Temporary investments at fair market value
        (includes restricted collateral deposits
        of $300 in 1999 and $1,591 in 1998)                                        6,345                       9,236
    Accounts receivable, net                                                       7,756                       8,610
    Materials and supplies                                                         1,742                       1,440
    Prepaid expenses                                                               2,155                       1,707
                                                                       ------------------     -----------------------
Total Current Assets                                                              19,673                      25,470
                                                                       ------------------     -----------------------
Other assets                                                                       2,875                       2,745
                                                                       ------------------     -----------------------
                                                                              $  171,617                $    169,596
                                                                       ==================     =======================

          SHAREHOLDERS' EQUITY AND LIABILITIES
          ------------------------------------
Shareholders' equity
    Common shares, without par value
        (13,066,803 authorized, 4,202,575
        issued and outstanding)                                               $   55,247                $     55,247
    Additional capital                                                            14,493                      14,493
    Earnings reinvested                                                           16,423                      11,721
                                                                       ------------------     -----------------------
Total Shareholders' Equity                                                        86,163                      81,461
                                                                       ------------------     -----------------------
Provision for severance indemnities                                                3,192                       3,838
Long-term debt                                                                    64,875                      68,700
                                                                       ------------------     -----------------------
                                                                                  68,067                      72,538
                                                                       ------------------     -----------------------
Current liabilities
    Accounts payable                                                               7,052                       7,393
    Current portion of long term-debt                                              7,650                       6,303
    Taxes on income                                                                1,677                       1,560
    Other taxes                                                                      998                         331
      Other                                                                           10                          10
                                                                       ------------------     -----------------------
Total Current Liabilities                                                         17,387                      15,597
                                                                       ------------------     -----------------------
Contingencies and commitments                                                          -                           -
                                                                       ------------------     -----------------------
Total Shareholders' Equity and Liabilities                                    $  171,617                $    169,596
                                                                       ==================     =======================

     See accompanying notes to interim consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME

           Three Months and Six Months Ended June 30, 1999 and 1998
                               (in U.S. Dollars)
            (amounts in thousands, except share and per share data)
                                  (Unaudited)
                                  -----------


                                                 Three Months Ended June 30                Six Months Ended June 30
                                                  1999                1998                 1999                1998
                                           ------------------   ------------------   -----------------   ------------------
Operating revenues                                     7,713            $   5,740          $   15,705           $   11,997
Operating expenses
   Operations                                          2,280                2,270               4,473                4,500
   Maintenance                                           388                  555                 794                  974
   Depreciation                                        1,438                1,046               2,466                2,002
   Taxes                                                 277                  210                 550                  428
                                           ------------------   ------------------   -----------------   ------------------
Total operating expenses                               4,383                4,081               8,283                7,904
                                           ------------------   ------------------   -----------------   ------------------

Operating income                                       3,330                1,659               7,422                4,093
                                           ------------------   ------------------   -----------------   ------------------

Other income
   Interest capitalized                                  873                1,079               2,234                2,340
   Other, principally
     interest income                                     220                  468                 270                  853
                                           ------------------   ------------------   -----------------   ------------------
Total other income                                     1,093                1,547               2,504                3,193
                                           ------------------   ------------------   -----------------   ------------------

Income before interest
    and tax                                            4,423                3,206               9,926                7,286
Interest charges                                       1,705                1,894               3,443                3,796
                                           ------------------   ------------------   -----------------   ------------------
Income before taxes                                    2,718                1,312               6,483                3,490
Tax provision                                            720                  292               1,781                  832
                                           ------------------   ------------------   -----------------   ------------------
Net income                                        $    1,998           $    1,020          $    4,702           $    2,658

Average common shares
      outstanding                                  4,202,575            4,202,575           4,202,575            4,202,575
                                           ==================   ==================   =================   ==================

Earnings per common share                         $      .48           $      .24          $     1.12           $      .63
                                           ==================   ==================   =================   ==================

Dividends per common share                                 -                    -                   -                    -
                                           ==================   ==================   =================   ==================

See accompanying notes to interim consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Nine Months Ended June 30, 1999 and 1998
                               (in U.S. Dollars)
                            (amounts in thousands)
                                  (Unaudited)
                                  -----------


                                                                                 Six Months Ended
                                                                    June 30, 1999              June 30, 1998
                                                                    ------------------------------------------
Cash flows from (used in) operating activities
    Net income                                                         $     4,702               $     2,658
    Adjustment to reconcile net income to
        cash provided by (used in) operating
        activities
           Depreciation                                                      2,466                     2,002
           Provision for indemnities                                           149                       243
           Interest capitalized                                             (2,234)                   (2,340)
           Other - Net                                                        (130)                     (374)
     Decrease (Increase)  in accounts receivable                               854                      (942)
     (Increase) Decrease in materials and supplies                            (302)                    1,082
     (Increase) in prepaid expenses                                           (448)                     (222)
     (Decrease) Increase in accounts payable                                  (341)                    1,234
     Increase (Decrease) in taxes payable                                      784                    (1,976)
     (Decrease) in other liabilities                                             -                       (17)
     Indemnities paid                                                         (795)                     (262)
                                                                    ---------------           ---------------
          Net cash provided by operating activities                          4,705                     1,086
                                                                    ---------------           ---------------
Cash flows from (used in) investing activities
          Utility plant additions                                           (7,898)                  (14,196)
           Net Decrease in temporary investments                             2,892                    49,522
           Other - net                                                         (23)                      176
                                                                    ---------------           ---------------
           Net cash (used in) provided by investing activities              (5,029)                   35,502
                                                                    ---------------           ---------------

Cash flows from (used in) financing activities
           Payment of long term debt                                        (2,478)                   (1,323)
           Payment of dividends                                                  -                   (34,965)
                                                                    ---------------           ---------------
           Net cash (used in) financing activities                          (2,478)                  (36,288)
                                                                    ---------------           ---------------

Net (Decrease) Increase in cash and cash equivalents                        (2,802)                      300
Cash and cash equivalents at beginning of period                             4,477                     1,453
                                                                    ===============           ===============
Cash and cash equivalents at end of period                             $     1,675               $     1,753
                                                                    ===============           ===============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
      Interest (net of amount capitalized)                             $     1,219               $     1,456
      Income tax                                                       $     1,533               $     2,223

See accompanying notes to interim consolidated financial statements

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

2) On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance with the terms of the concession, primarily in relation to timing for submission of a reasonable execution plan for the Miguillas Expansion to the Superintendency of Electricity - see Managements' Discussion and Analysis of Financial Condition and Results of Operations, Expansion and Modernization Projects - and the timing of the conversion process of the Company's concession into a license, as required by the Bolivian Electricity Law. The challenge is seeking the termination of the Company's concession.

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

EXPANSION AND MODERNIZATION PROJECTS

Under the terms of the Concession, the Company was obligated to expand its hydroelectric generating capacity in the Zongo Valley. This expansion consists of adding generation facilities, modernizing existing facilities and constructing transmission lines to transmit the increased generation capacity as required by the Concession (the "Zongo Project"). The Zongo Project was completed in May 1999 and added 65 MW to the Company's generating capacity.

Under the terms of the Concession, the Company has the right to expand its facilities in the Miguillas Basis (the "Miguillas Expansion") which, if completed, would add over 200 MW of generation capacity. In accordance with its obligations under the Concession, in late 1995 the Company presented to the Government a technical-economic feasibility study for the Miguillas Expansion. The Company actively pursued the development of the Miguillas Expansion during 1998; in May 1998 bids were received from certain selected contractors for an engineering, procurement and construction contract. Financing alternatives were also explored. However, the Miguillas Expansion was put on hold due to an action filed on August 10, 1998 before the Superintendency of Electricity by a private Bolivian citizen, seeking the termination of the Company's concession, and to certain other factors. See note 2 to the Company's Interim Financial Statements.

The Company is also involved in the development of a gas-fired generation facility - the Bulo - Bulo project - near Cochabamba for the domestic market in Bolivia and is also pursuing the development of a gas-fired generation facility
- the Puerto Suarez Project - in Puerto Suarez on the Brazilian border in Bolivia for the export of electricity to the Brazilian market.

FINANCING EXPANSION AND MODERNIZATION PROJECTS

The Company estimates that during 1999 and 2000 approximately $17 million will be required for completion of the Zongo Project and for the Company's regular capital expenditure program. In the first six months of 1999 the Company spent approximately $6 million to complete the Zongo Project generation facilities and $3.6 million to complete the Zongo Project transmission facilities. Approximately $7 million will be required for its regular capital expenditure program.

The Company has funded the Zongo Project and its regular capital expenditure program with borrowings from Corporacion Andina de Fomento ("CAF"), equipment financing, the proceeds it received in 1996 from the sale of its former distribution subsidiaries and from internal cash generation. During 1998 and in the first six months of 1999, the Company expended $28 million and $ 9.6 million, respectively, on the Zongo Project. See "Liquidity and Capital Resources" below. The capital requirements discussed above do not include possible funding requirements of the Bulo - Bulo Project, the Miguillas Expansion and the Puerto Suarez Project referred to above.

During 1998, NRG Energy Inc. and Nordic Power Invest AB, the indirect beneficial owners of 96.6% of the Company's outstanding common stock, created a separate jointly - owned entity to provide, among other things, development services on behalf of the Company. On October 9, 1998 this new entity, Cobee Development LLC, now Cobee Energy Development LLC ("CDLLC"), entered into an agreement with the Company pursuant to which CDLLC agreed to provide development services to the Company in connection with the Miguillas and Puerto Suarez projects. Under the agreement, in return for the provision of such services by CDLLC, the Company agreed that, in the event there is a financing closing in connection with either of the projects, it would reimburse CDLLC's development expenses and pay CDLLC a development fee out of the financing proceeds associated with the project. The agreement expires on December 31, 1999 unless the parties terminate it prior to, or extend it beyond, that date.

REGULATION AND RATE SETTING

The Bolivian Electricity Law and the Sectorial Regulatory Law, both enacted in 1994, created a new Government agency, known as the Superintendency of Electricity, which is responsible for performing the regulatory functions previously performed by the then Government regulatory board, Direccion Nacional de Electricidad.

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

On October 31, 1997 the Company presented to the Superintendency of Electricity a rate case study requesting rate increases of 20.9% in 1998 and 20.7% in 1999 with no increases required in 2000 and 2001. On August 28, 1998, the Superintendency of Electricity issued a resolution granting the Company rate increases of 14.3%, 12.3% and 15.4% as from September 1, 1998, May 1, 1999 and November 1, 1999, respectively. The Company was not in agreement with certain issues taken into account by the Superintendency of Electricity in the determination of these rate increases, as the increases granted do not enable the Company to obtain, both in 1998 and 1999, the 9% rate of return to which it is entitled. The Company therefore filed a petition with the Superintendency of Electricity requesting a review of certain aspects of the determination of the above-mentioned rates.

In addition, as the Company's return in the year 1998 was 6.3%, on January 14, 1999 a further rate case study was filed by the Company with the Superintendency of Electricity, in which the Company requested a 23% rate increase as from January 1, 1999, over and above the increases already granted and which are described in the previous paragraph. On July 9, 1999 the Superintendency of Electricity turned down the Company's request for such rate increase and issued a resolution confirming the Company's prevailing rates which were established in the resolution dated August 28, 1998. The Company has filed an appeal under administrative process challenging the resolution issued by the Superintendency of Electricity, but at this time the Company cannot predict the final outcome of this matter. The Company believes that due to the lack of a rate increase as requested in its filing dated January 14, 1999, it will not obtain in 1999 the 9% rate of return to which the Company is entitled.

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

RESULTS OF OPERATIONS

Six months ended June 30, 1999 as compared to Six months ended June 30, 1998

Sales in the first six months of 1999 were 457,184 MWh, a decrease of 1.3% when compared to 1998, despite the fact that the generating facilities of the Zongo Project have been completed and are already on-line. These sales decrease is attributable to a decrease in overall generation because one of the Company's power plants has been off-line since December, 1998 due to severe damage caused by a mud and rockslide during a heavy rainstorm. Operating revenue increased by 31% in 1999 when compared to 1998 due to:

a)  rate increases granted to the Company in September 1998 and May 1999; and

b) the accrual of $1.5 million for business interruption insurance coverage relating to outage of the power plant referred to above, of which $1 million has already been reimbursed to the Company.

Except for a 23% increase in the depreciation charge due to the addition of new facilities to the rate base, operating expenses did not vary significantly in the first six months of 1999 when compared to 1998.

As a result of the above, operating income in the first six months of 1999 increased by 81% over the same period of 1998.

The Company's statutory income tax rate is 34.375%, which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rate of 27.5% and 23.8% 1999 and 1998 differ from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against

Bolivian taxes. The tax charge increased in 1999 when compared to 1998 due to the Company's improvement in operating performance, which gave rise to an 85.8% increase in the Company's net income before taxes.

Net income in 1999 was $4.7 million of $1.12 per common share compared to net income of $2.7 million or $.63 per common share in 1998.

Three months ended June 30, 1999 as compared to Three months ended June 30, 1998.

Sales in the second quarter of 1999 were 204,610 MWh, a decrease of 2.5% when compared to 1998, despite the fact that the generating facilities of the Zongo Project have been completed and are already on-line. This sales decrease occurred because one of the Company's power plants has been off-line since December, 1998 due to severe damage caused by a mud and rockslide during a heavy rainstorm. Operating revenue increased by 34.4% in 1999 when compared to 1998 due to:

a)  rate increases granted to the Company in September 1998 and May 1999; and

b) the accrual of $0.8 million for business interruption insurance coverage relating to outage of the power plant referred to above.

Except for a 37.5% increase in the depreciation charge due to the addition of new facilities to the rate base, operating expenses did not vary significantly in the second quarter of 1999 when compared to 1998.

As a result of the above, operating income in the second quarter of 1999 increased by 100% over the same period of 1998.

The Company's statutory income tax rate is 34.375%, which is comprised of an income tax rate of 25% relating to the Bolivian branch profits and a 12.5% withholding tax relating to net branch profits after the 25% income tax. The effective tax rates of 26.5% and 22% in 1999 and 1998 differ from the above-mentioned statutory rate because the Company has income and expenses outside Bolivia which are not subject to or deductible against Bolivian taxes. The tax charge increased in 1999 when compared to 1998 due to the Company's improvement in operating performance, which gave rise to a 107% increase in the Company's net income before taxes.

Net income in 1999 was $2 million or 0.48 per common share compared to net income of $1 million of $0.24 per common share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

In both the first six months of 1999 and 1998, the Company incurred capital expenditures of $10 million. These expenditures related primarily to contracts for purchase of equipment and civil works related to the Zongo Project. The Company funded the expenditures from internally generated funds, from borrowings under the CAF Agreement and from proceeds received in 1996 from the sale of its distribution subsidiaries, as explained below.

At June 30, 1999 the Company had purchase commitments with suppliers for the purchase of equipment for the Zongo Project and its routine capital expenditure amounting to approximately $ 1.4 million. The Company has sufficient liquid assets to meet its purchase commitments as well as its other current operating obligations and to perform necessary maintenance of its facilities.

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

In January 1996, the Company received $57.5 million of the aggregate Purchase Price of $65.3 million of the Company's three subsidiaries, Electropaz, ELF and CADE. The balance of the Purchase Price, $7.8 million, was deposited in an escrow account pending the satisfaction of certain conditions. In February and July 1996 and November 1997, $6 million, $1.4 million and $0.4 million, respectively, of the amount deposited in escrow were released to the Company. The Company and Iberdrola had also agreed to an additional $513,000 as an adjustment to the purchase price, which was paid to the Company in December 1996.

The Company estimates that during 1999 and 2000 approximately $17 million will be required for completion of the Zongo Project and the Company's regular capital expenditure program. In the first six months of 1999 the Company spent $6 million to complete the Zongo Project generation facilities and $3.6 million to complete the Zongo Project transmission facilities. Approximately $7 million will be required for its regular capital expenditure program.

The Company has funded the Zongo Project and its regular capital expenditure program with the borrowings from CAF, equipment financing, the proceeds it received from the sale of its distribution subsidiaries and from internal cash generation. During 1998 and the first six months of 1999, the Company expended $28 and $9.6 million, respectively, on the Zongo Project.

EFFECT OF INFLATION

Bolivia has suffered in the past from hyperinflation. However, since 1987 the Bolivian government has been successful in containing inflation and, therefore, the Company believes that inflation will not have a material adverse effect on results of operations in the near future. The inflation rate was 4.4% in 1998 and 0.4 % in the first six months of 1999, respectively. The effect of inflation and currency devaluation on the Company's results is mitigated by indexing the Company's rates to the U.S. dollar so that the Company's rates are automatically adjusted on a monthly basis to reflect changes in the exchange rate between the Bolivian currency and the U.S. dollar.

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

The Company is also taking reasonable steps to evaluate the impact of this matter on its operational equipment, principally on meters, communication equipment and control protection devices. The Company believes that the assessment and testing process will be completed in the near future, although continuing testing of equipment might be necessary.

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

The Company believes that the change of the century issue is being adequately addressed and that it will not have any significant impact on the Company's financial condition or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Company interacts, including customers and suppliers. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if certain third parties do not become Year 2000-ready on a timely basis, and there can be no guarantee that the failure of such third parties to become Year 2000-ready will not have an adverse effect on the Company's financial condition or operations.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1    Legal Proceedings
------    -----------------

          On August 10, 1998 a challenge to the Company's concession was filed under administrative process by Eduardo Belmonte, a private citizen of Bolivia, before the Superintendency of Electricity. The Company's concession is being challenged for alleged non-compliance with the terms of the concession, primarily in relation to timing for submission of a reasonable execution plan for the Miguillas Expansion to the Superintendency of Electricity - see Managements' Discussions and Analysis of Financial Condition and Results of Operations, Expansion and Modernization Projects - and the timing of the conversion process of the Company's concession into a license, as required by the Bolivian Electricity Law. The challenge is seeking the termination of the Company's concession.

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

          On April 5, 1999, the claimant appealed the administrative decision of the General Superintendency to the Bolivian Supreme Court. While the Company believes that such appeal is without merit, the Company cannot predict the final outcome of this matter. An adverse outcome could have a material adverse effect of the Company's financial condition.

Item 6    Exhibits and Reports on Form 8-K
------    --------------------------------

          a)   The following exhibit is filed with this report.
               Exhibit 27 - Financial Data Schedule.

          b) No report on Form 8-K was filed during the quarter for which this report is filed.

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



Date:   August 11, 1999